Form 10-Q
period 2024-06-30
DIGITAL ALLY, INC.
filed 2024-08-16
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 15, 2024
Common Stock, $0.001 par value per share	3,855,160

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$517,113	$680,549
Accounts receivable – trade, net of $239,391 allowance – June 30, 2024 and $200,668 – December 31, 2023	1,343,205	1,584,662
Other receivables, net of $25,000 allowance – June 30, 2024 and $5,000 – December 31, 2023	3,545,833	3,107,634
Inventories, net	2,218,133	3,845,281
Prepaid expenses	6,620,477	6,366,368

Total current assets	14,244,761	15,584,494

Property, plant, and equipment, net	6,033,091	7,283,702
Goodwill and other intangible assets, net	16,281,622	16,510,422
Operating lease right of use assets, net	869,166	1,053,159
Other assets	5,898,575	6,597,032

Total assets	$43,327,215	$47,028,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,501,820	$10,732,089
Accrued expenses	3,380,005	3,269,330
Current portion of operating lease obligations	223,629	279,538
Contract liabilities – current portion	3,093,492	2,937,168
Notes payable – related party – current portion	2,700,000	2,700,000
Debt obligations – current portion	2,980,903	1,260,513
Warrant derivative liabilities	3,796,748	1,369,738
Income taxes payable	—	61

Total current liabilities	27,676,597	22,548,437

Long-term liabilities:
Debt obligations – long term	4,898,418	4,853,237
Operating lease obligation – long term	692,423	827,836
Contract liabilities – long term	6,999,141	7,340,459
Lease Deposit	10,445	10,445

Total liabilities	40,277,024	35,580,414

Commitments and contingencies

Stockholders’ Equity:
Common stock, $0.001 par value per share; 200,000,000 shares authorized; shares issued: 3,502,037 shares issued – June 30, 2024 and 2,800,754 shares issued – December 31, 2023	3,502	2,801
Additional paid in capital	128,995,997	128,441,083
Noncontrolling interest in consolidated subsidiary	734,354	673,292
Accumulated deficit	(126,683,662)	(117,668,781)

Total stockholders’ equity	3,050,191	11,448,395

Total liabilities and stockholders’ equity	$43,327,215	$47,028,809

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenue:
Product	$2,207,601	$3,077,661	$3,773,447	$5,531,469
Service and other	3,408,634	5,201,971	7,372,139	10,445,351

Total revenue	5,616,235	8,279,632	11,145,586	15,976,820

Cost of revenue:
Product	3,419,254	2,219,515	4,986,647	4,520,616
Service and other	1,954,589	3,323,077	4,395,109	7,174,375

Total cost of revenue	5,373,843	5,542,592	9,381,756	11,694,991

Gross profit	242,392	2,737,040	1,763,830	4,281,829

Selling, general and administrative expenses:
Research and development expense	545,776	540,276	1,033,242	1,475,215
Selling, advertising and promotional expense	728,906	2,104,625	1,487,762	3,952,115
General and administrative expense	2,881,931	5,032,843	6,796,019	9,968,010

Total selling, general and administrative expenses	4,156,613	7,677,744	9,317,023	15,395,340

Operating loss	(3,914,221)	(4,940,704)	(7,553,193)	(11,113,511)

Other income (expense):
Interest income	29,933	55,730	49,289	71,085
Interest expense	(1,085,063)	(1,515,509)	(1,733,690)	(1,521,049)
Other income	30,445	25,394	58,046	50,786
Loss on accrual for legal settlement	—	(1,792,308)	—	(1,792,308)
Loss on conversion of convertible note	—	(93,386)	—	(93,386)
Change in fair value of warrant derivative liabilities	(2,818)	(59,766)	(351,710)	(59,766)
Change in fair value of contingent consideration promissory notes	—	—	—	158,021
Gain on extinguishment of liabilities	—	—	682,345	—
Loss on extinguishment of debt	(68,827)		(68,827)
Gain on sale of intangibles	—	—	5,582	—
Loss on sale of property, plant and equipment	—	—	(41,661)	—

Total other income (expense)	(1,096,330)	(3,379,845)	(1,400,626)	(3,186,617)

Loss before income tax benefit	(5,010,551)	(8,320,549)	(8,953,819)	(14,300,128)
Income tax benefit	—	—	—	—

Net loss	(5,010,551)	(8,320,549)	(8,953,819)	(14,300,128)

Net (income) attributable to noncontrolling interests of consolidated subsidiary	(73,310)	(72,755)	(61,063)	(198,994)

Net loss attributable to common stockholders	$(5,083,861)	$(8,393,304)	$(9,014,882)	$(14,499,122)

Net loss per share information:
Basic	$(1.74)	$(3.01)	$(3.12)	$(5.24)
Diluted	$(1.74)	$(3.01)	$(3.12)	$(5.24)

Weighted average shares outstanding:
Basic	2,921,307	2,785,663	2,891,205	2,768,683
Diluted	2,921,307	2,785,663	2,891,205	2,768,683

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid In	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	deficit	Total
Balance, December 31, 2022	2,720,170	$2,721	$127,869,342	$448,694	$(91,980,234)	$36,340,523

Stock-based compensation	—	—	114,848	—	—	114,848
Restricted common stock forfeitures	35,000	35	(35)	—	—	—
Issuance due to rounding from reverse stock split	54	—	—		—	—
Net income (loss)	—	—	—	126,239	(6,105,818)	(5,979,579)

Balance, March 31, 2023	2,755,224	$2,756	$127,984,155	$574,933	$(98,086,052)	$30,475,792

Stock-based compensation	—	—	179,483	—	—	179,483
Restricted common stock forfeitures	(3,625)	(4)	4	—	—	—
Issuance due to rounding from reverse stock split	24,154	24	(24)	—	—	—
Conversion of convertible note into common stock	25,000	25	119,725	—	—	119,750
Net income (loss)	—	—	—	72,755	(8,393,304)	(8,320,549)

Balance, June 30, 2023	2,800,753	$2,801	$128,283,343	$647,688	$(106,479,356)	$22,454,476

Balance, December 31, 2023	2,800,754	$2,801	$128,441,083	$673,292	$(117,668,781)	$11,448,395

Stock-based compensation	—	—	40,695	—	—	40,695
Restricted common stock grant	80,197	80	(80)	—	—	—
Restricted common stock forfeitures	(1,125)	(1)	1	—	—	—
Net loss	—	—	—	(12,248)	(3,931,020)	(3,943,268)

Balance, March 31, 2024	2,879,826	$2,880	$128,481,699	$661,044	$(121,599,801)	$7,545,822

Stock-based compensation	—	—	60,772	—	—	60,772
Sale of common stock and pre-funded warrants, net of offering costs	622,211	622	2,528,826	—	—	2,529,448
Fair value of warrants issued along with sale of common stock	—	—	(2,075,300)	—	—	(2,075,300)
Net Income (loss)	—	—	—	73,310	(5,083,861)	(5,010,551)

Balance, June 30, 2024	3,502,037	$3,502	$128,995,997	$734,354	$(126,683,662)	$3,050,191

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the six months ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(8,953,819)	$(14,300,128)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,079,000	1,091,042
Loss on accrual for legal settlement	—	1,792,308
Loss on sale of property, plant and equipment	41,661	—
Gain on sale on intangible	(5,582)	—
Stock-based compensation	101,467	294,331
Non-cash interest expense	150,000	576,380
Amortization of debt issuance costs	1,105,168	—
Gain on extinguishment of liabilities	(682,345)	—
Loss on extinguishment of debt	68,827	—
Change in fair value of warrant derivative liabilities	351,710	59,766
Convertible debt discount amortization	—	925,455
Loss on conversion of debt	—	93,386
Provision for inventory obsolescence	(407,460)	(75,007)
Provision for doubtful accounts receivable	38,724	24,140
Allowance for doubtful lease reserve	20,000	5,000
Change in fair value of contingent consideration promissory note	—	(158,021)

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(284,767)	155,015
Other receivable	(458,199)	1,318,442
Inventories	2,075,608	1,074,197
Prepaid expenses	(235,109)	1,503,919
Operating lease right of use assets	110,099	195,894
Other assets	698,456	(2,092,524)
Increase (decrease) in:
Accounts payable	2,307,612	3,066,137
Accrued expenses	(128,075)	56,606
Accrued Expenses – related party	188,750	—
Income taxes payable	(61)	(17,444)
Lease deposit	—	10,445
Operating lease obligations	(117,428)	(195,894)
Contract liabilities	(472,994)	1,486,569

Net cash used in operating activities	(3,408,757)	(3,109,986)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(24,882)	(52,338)
Additions to intangible assets	(65,361)	(74,608)
Cash paid for acquisition of Country Stampede	(514,432)	—
Proceeds from sale of intangible asset	90,535	—
Proceeds from sale of property, plant and equipment	550,644	—

Net cash provided by (used in) investing activities	36,504	(126,946)

Cash Flows from Financing Activities:
Proceeds – Merchant Advances – Video Solutions Segment	1,144,000	—
Proceeds – Merchant Advances – Entertainment Segment	915,000	—
Net proceeds of equity offering with detachable warrants	2,194,742	—
Net proceeds of convertible debt with detachable warrants	—	2,640,000
Proceeds – Commercial Extension of Credit – Entertainment Segment	575,000	1,000,000
Payments on Commercial Extension of Credit – Entertainment Segment	(162,928)	(794,332)
Payments on Merchant Advances – Video Solutions Segment	(1,215,000)	—
Payments on Merchant Advances – Entertainment Segment	(51,899)	—
Principal payment on EIDL loan	(1,628)	—
Principal payment on contingent consideration promissory notes	(188,470)	(217,054)

Net cash provided by financing activities	3,208,817	2,628,614

Net decrease in cash, cash equivalents, and restricted cash	(163,436)	(608,318)

Cash, cash equivalents and restricted cash, beginning of period	778,149	3,532,199

Cash, cash equivalents and restricted cash, end of period	$614,713	$2,923,881

Supplemental disclosures of cash flow information:
Cash payments for interest	$293,441	$18,129

Cash payments for income taxes	$8,097	$8,097

Supplemental disclosures of non-cash investing and financing activities:
Commercial extension of credit repaid through accrued revenue – Entertainment segment	$487,500	$30,052

ROU and lease liability recorded on extension (termination) of lease	$(73,894)	$538,056

Conversion of convertible notes payable into common stock	$—	$119,750

Fair value of warrants issued with sale of shares	$2,075,300	$—

Assets acquired in business acquisitions	$605,000	$—

Liabilities assumed in the business acquisition	$288,000	$—

Goodwill acquired in business acquisitions	$225,959	$—

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$549,356	$—

Restricted common stock grant	$80	$35

Reverse stock split rounding issuances	$—	$24

Restricted common stock forfeitures	$1	$4

Debt discount on convertible note	$—	$3,000,000

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

Business Combination

In June 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clover Leaf Capital Corp., a Delaware corporation (Nasdaq: CLOE) (“Clover Leaf”), CL Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf in accordance with the terms and conditions of the Merger Agreement, and Kustom Entertainment, Inc., a Nevada corporation, a wholly owned subsidiary of the Company, with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (“Kustom”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom (the “Merger”), with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. In the Merger, all of the issued and outstanding capital stock of Kustom immediately prior to the Closing shall no longer be outstanding and shall automatically be cancelled and shall cease to exist, in exchange for the right for the Company to receive the Merger Consideration (as defined below).

The total consideration to be received by Company and its financial advisor at the Closing in connection with the Merger (the “Merger Consideration”) will be a number of newly issued shares of Class A Common Stock, par value $0.0001 per share, of Clover Leaf (the “Combined Company Common Stock”) with an aggregate value equal to $125,000,000, subject to adjustments for Kustom’s closing debt (net of cash) and based on a deemed value of $11.14 per share of Combined Company Common Stock.

The Company will also distribute to its stockholders and certain of its warrant holders 30% of the Combined Company Common Stock received as Merger Consideration immediately following the Closing, and will distribute the balance of such shares immediately following the lock-up period, which will expire six months after the Closing.

The Closing is subject to the approval of Clover Leaf’s shareholders and the satisfaction or waiver of certain other customary closing conditions.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (August 15, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before August 15, 2024.

The Company has experienced net losses and cash outflows from operating activities since inception. For the six months ended June 30, 2024, the Company had a net loss attributable to common stockholders of $8,953,819, net cash used in operating activities of $3,408,757, $36,504 provided by investing activities and $3,208,817 provided by financing activities. The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

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

Fair Value of Financial Instruments:

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value because of the short-term nature of these items.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the six months ended June 30, 2024, the Company recognized revenue of $1.4 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	June 30, 2024
	December 31, 2023	Additions/ Reclass	Recognized Revenue	June 30, 2024
Contract liabilities, current	$2,937,168	$767,131	$(610,807)	$3,093,492
Contract liabilities, non-current	7,340,459	412,632	(753,950)	6,999,141

	$10,277,627	$1,179,763	$(1,364,757)	$10,092,633

	June 30, 2023
	December 31, 2022	Additions/ Reclass	Recognized Revenue	June 30, 2023
Contract liabilities, current	$2,154,874	$1,246,212	$(496,034)	$2,905,052
Contract liabilities, non-current	5,818,082	1,223,497	(487,106)	6,554,473

	$7,972,956	$2,469,709	$(983,140)	$9,459,525

Sales returns and allowances aggregated $93,170 and $117,713 for the six months ended June 30, 2024 and December 31, 2023, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

	June 30, 2024
	Adjusted Cost	Realized Gains	Realized Losses	Fair Value
Demand deposits	$439,881	$—	$—	$439,881
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	77,232	—	—	77,232

	$517,113	$—	$—	$517,113

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Demand deposits	$545,207	$—	$—	$545,207
Short-term investments with original maturities of 90 days or less (Level 1):
Money market funds	135,342	—	—	135,342

	$680,549	$—	$—	$680,549

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2024 and December 31, 2023, the uninsured balance amounted to $136,717 and $29,700, respectively.

Restricted Cash:

Restricted cash of $97,600 and $97,600 was included in other assets as of June 30, 2024 and December 31, 2023, respectively. Restricted cash consists of bank deposits that collateralize our debt obligations.

The following table provides a reconciliation of cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$517,113	$680,549
Long-term restricted cash included in other assets	97,600	97,600
Total cash, cash equivalents and restricted cash in the statements of cash flows	$614,713	$778,149

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

NOTE 2. INVENTORIES

Inventories consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,614,267	$3,044,653
Work-in-process– video solutions segment	15,895	20,396
Finished goods – video solutions segment	3,436,629	4,623,489
Finished goods – entertainment segment	286,343	699,204
Subtotal	6,353,134	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(4,008,278)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(126,723)	(186,795)
Total inventories	$2,218,133	$3,845,281

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $43,274 and $42,797 as of June 30, 2024 and December 31, 2023, respectively.

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	June 30, 2024	December 31, 2023
Economic injury disaster loan (EIDL)	$146,154	$147,781
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	129,651
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	58,819
Revolving Loan Agreement	4,880,000	4,880,000
Commercial Extension of Credit- Entertainment Segment	12,500	87,928
Merchant Advances – Video Solutions Segment	2,259,000	1,350,000
Merchant Advances – Entertainment Segment	1,373,101	—
Unamortized debt issuance costs	(791,434)	(540,429)
Debt obligations	7,879,321	6,113,750
Less: current maturities of debt obligations	2,980,903	1,260,513
Debt obligations, long-term	$4,898,418	$4,853,237

Debt obligations mature as follows as of June 30, 2024:

June 30, 2024
2024 (July 1, 2024 to December 31, 2024)	$2,979,213
2025	4,759,024
2026	3,542
2027	3,677
2028 and thereafter	133,865

Total	$7,879,321

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

The Company made principal payments of $1,628 during the six months ended June 30, 2024 and recorded interest expense of $1,383 and $2,758 for the three and six months ended June 30, 2024.

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

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $290,952. The estimated fair value of the June Contingent Note at June 30, 2024 is $-0-, representing a reduction in its estimated fair value of $58,819 as compared to its estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the six months ended June 30, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the six months ended June 30, 2024.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totaled $681,907. The estimated fair value of the August Contingent Note at June 30, 2024 is $-0-, representing a decrease in its estimated fair value of $129,651 as compared to is estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the six months ended June 30, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the six months ended June 30, 2024.

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

During the six months ended June 30, 2024, the Entertainment segment Company’s Entertainment segment repaid the outstanding principal of $87,928 and did not renew this agreement.

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

The advances made are recoupable from client service fees with no more than $25,000 being recouped in any one week. The total advances received for the six months ended June 30, 2024 were $575,000 and payments made totaled $562,500. The outstanding balance as of June 30, 2024 was $12,500.

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

The Company entered into the Mortgage to secure its obligations under the Loan Agreement. The property mortgaged under the Mortgage consists of the Mortgaged Property. The Mortgage contains customary covenants, representations and warranties by the Company. In addition, the Company recorded debt issuance costs of $188,255. During the three and six months ended June 30, 2024, the Company amortized $23,435 and $46,871 of debt discount under interest expense.

Merchant Cash Advances – Video Solutions Segment

In November 2023, the Company obtained a short-term merchant advance, which totaled $1,050,000, from a single lender to fund operations. These advances included origination fees totaling $50,000 for net proceeds of $1,000,000. The advance is, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,512,000 to the lender. The loan bears interest at 2.9% per week. During the six months ended June 30, 2024, the Company made repayments totaling $1,215,000 and received additional proceeds of $1,144,000. The Company refinanced this loan in April 2024 resulting in the additional proceeds. The refinancing was deemed to be an extinguishment of debt and a loss on extinguishment of debt was recorded during the three months ended June 30, 2024 of $68,827.

As of June 30, 2024 the outstanding balance was $2,259,000 which is expected to be repaid in 2024.

During the six months ended June 30, 2024 the Company amortized $820,429 of debt discount under interest expense.

Merchant Cash Advances – Entertainment Segment

In March 2024, the Company obtained a short-term merchant advance, which totaled $1,000,000, from a single lender to fund operations. These advances included origination and issuance fees totaling $85,000 for net proceeds of $915,000. The advance is, for the most part, is secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,425,000 to the lender. The loan bears interest at 5.19% per month. During the six months ended June 30, 2024, the Company made repayments totaling $51,899. As of June 30, 2024 the outstanding balance was $1,373,101 which is expected to be repaid in 2024.

During the three and six months ended June 30, 2024 the Company amortized $139,118 and $202,868 of debt discount and issuance costs under interest expense.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$3,796,746	$3,796,746
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	—	—
	$—	$—	$3,796,746	$3,796,746

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,369,738	$1,369,738
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	188,470	188,470
	$—	$—	$1,558,208	$1,558,208

The following table represents the change in Level 3 tier value measurements for the three months ended June 30, 2024:

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2023	$188,470	$1,369,738

Issuance of warrant derivative liabilities		2,075,300

Change in fair value of warrant derivative liabilities	—	351,710

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(188,470)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	—	—

Balance, June 30, 2024	$—	$3,796,748

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Accrued warranty expense	$11,615	$17,699
Accrued litigation costs	2,040,292	2,040,292
Accrued sales commissions	1,465	87,421
Accrued payroll and related fringes	420,596	367,826
Accrued sales returns and allowances	93,170	117,713
Accrued taxes	161,639	150,981
Accrued interest - related party	283,782	95,031
Customer deposits	75,283	219,462
Other	292,163	172,905
	$3,380,005	$3,269,330

Accrued warranty expense was comprised of the following for the six months ended June 30, 2024:

Beginning balance	$17,699
Provision for warranty expense	38,898
Charges applied to warranty reserve	(44,982)

Ending balance	$11,615

NOTE 6. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2024 and 2023 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2024, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at June 30, 2024. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it is determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $140.9 million (based on its December 31, 2023 tax return) in net operating loss carryforwards to offset future taxable income as of June 30, 2024.

NOTE 7. PREPAID EXPENSES

Prepaid expenses were the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Prepaid inventory	$5,200,463	$5,318,939
Prepaid advertising	410,226	612,292
Other	1,009,788	435,137
Total prepaid expenses	$6,620,477	$6,366,368

NOTE 8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	Estimated Useful Life	June 30, 2024	December 31, 2023
Building	25 years	$4,537,037	$4,537,037
Land	Infinite	739,734	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	779,879	2,065,092
Warehouse and production equipment	3-7 years	237,141	29,055
Demonstration and tradeshow equipment	3-7 years	77,791	87,987
Building improvements	5-7 years	1,341,471	1,328,654
Total cost		7,713,053	8,787,559
Less: accumulated depreciation and amortization		(1,679,962)	(1,503,857)

Net property, plant and equipment		$6,033,091	$7,283,702

Depreciation expense for the three months ended June 30, 2024 and June 30, 2023 was $181,121 and $174,261, respectively, and is included in general and administrative expenses. Depreciation expense for the six months ended June 30, 2024 and June 30, 2023 was $343,833 and $345,892, respectively, and is included in general and administrative expenses.

During the six months ended June 30, 2024 the Company engaged a broker and sold its aircraft for $1,100,000 less closing costs of $1,500. The carrying amount of the aircraft on the date of sale was $1,141,661. As a result of the sale the Company recorded a loss of $41,661 in the Consolidated Statement of Operations.

NOTE 9. OPERATING LEASE

The Company entered into an operating lease with a third party in October 2023 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,786 with a maturity date of October 2027. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of June 30, 2024 was forty months.

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. The remaining lease term for the Company’s office and warehouse operating lease as of June 30, 2024 was thirty months.

On June 30, 2021, the Company completed the acquisition of its first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining lease term for the Company’s office operating lease as of June 30, 2024 was one month. The lease was not renewed by the Company.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease was renewed in April 2023 with favorable terms and payments ranging from $7,436 to $8,877 thereafter, with a termination date in March 2030. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining term for the Company’s office operating lease was sixty-nine months as of June 30, 2024.

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

Lease expense related to the office space and copier operating leases were recorded on a straight-line basis over their respective lease terms. Total lease expense under the operating leases was approximately $117,810 and $226,695 during the three and six months ended June 30, 2024.

The weighted-average remaining lease term related to the Company’s lease liabilities as of June 30, 2023 was 4.3 years.

The discount rate implicit within the Company’s operating leases was not generally determinable and therefore the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2024:

Assets:
Operating lease right of use assets	$869,166

Liabilities:
Operating lease obligations-current portion	$223,629
Operating lease obligations-less current portion	692,423
Total operating lease obligations	$916,052

The components of lease expense were as follows for the six months ended June 30, 2024:

Selling, general and administrative expenses	$226,695

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2024 (July 1, to December 31, 2024)	$146,105
2025	288,720
2026	293,300
2027	117,492
Thereafter	235,020
Total undiscounted minimum future lease payments	1,080,637
Imputed interest	(164,585)
Total operating lease liability	$916,052

NOTE 10. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
	Gross value	Accumulated amortization	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$151,652	$21,270	$130,382	$225,545	$89,887	$135,658
Patents and trademarks (video solutions segment)	483,521	332,462	151,059	483,521	266,403	217,118
Sponsorship agreement network (entertainment segment)	5,600,000	3,173,333	2,426,667	5,600,000	2,613,333	2,986,667
SEO content (entertainment segment)	600,000	425,000	175,000	600,000	350,000	250,000
Personal seat licenses (entertainment segment)	117,339	11,081	106,258	180,081	14,004	166,077
Software	23,653	—	23,653
Website enhancements (entertainment segment)	25,630	4,014	21,616	13,500	—	13,500
Client agreements (revenue cycle management segments)	999,034	276,719	722,315	999,034	226,768	772,266
	8,000,829	4,243,879	3,756,950	8,101,681	3,560,395	4,541,286

Indefinite life intangible assets:
Goodwill (entertainment and revenue cycle management segments)	11,593,473	—	11,593,473	11,367,514	—	11,367,514
Trade name (entertainment segment)	900,000	—	900,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	31,199	—	31,199	1,622	—	1,622

Total	$20,525,501	$4,243,879	$16,281,622	$20,070,817	$3,560,395	$16,510,422

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended June 30, 2024 and 2023 was $346,889 and $374,714, respectively and $735,167 and $745,150 for the six months ended June 30, 2024 and 2023, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2024 (July 1, to December 31, 2024)	$743,141
2025	1,414,848
2026	910,310
2027	116,646
2028 and thereafter	572,005
$3,756,950

NOTE 11. OTHER ASSETS

Other assets were the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Lease receivable	$5,453,486	$6,095,050
Restricted Cash	97,600	97,600
Other	347,489	404,382
Total other assets	$5,898,575	$6,597,032

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

NOTE 13. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $60,772 and $179,482 for the three months ended June 30, 2024 and 2023, and $101,467 and $321,779 for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

These Plans permit the grant of stock options or restricted stock to its employees, non-employee directors and others for up to a total of 333,750 shares of common stock. The 2005 Plan terminated during 2015 with 1,078 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2005 Plan that remain unexercised and outstanding as of June 30, 2024 total 284. The 2006 Plan terminated during 2016 with 2,739 shares not awarded or underlying options, which shares are now unavailable for issuance. Stock options granted under the 2006 Plan that remain unexercised and outstanding as of June 30, 2024 total 531. The 2007 Plan terminated during 2017 with 4,733 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2007 Plan that remain unexercised and outstanding as of June 30, 2024. The 2008 Plan terminated during 2018 with 2,025 shares not awarded or underlying options, which shares are now unavailable for issuance. There are no stock options granted under the 2008 Plan that remain unexercised and outstanding as of June 30, 2024.

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of June 30, 2024.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the three months ended June 30, 2024 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	53,600	$45.55
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2024	53,600	$45.55
Exercisable at June 30, 2024	53,600	$45.55

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the six months ended June 30, 2024 and 2023.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at June 30, 2024 and December 31, 2023, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at June 30, 2024 and December 31, 2023, respectively.

As of June 30, 2024, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2024:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	6.1 years	37,000	6.1 years
$50.00 to $69.99	15,100	4.0 years	15,100	4.0 years
$70.00 to $89.99	1,500	1.9 years	1,500	1.9 years

	53,600	5.4 years	53,600	5.4 years

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

A summary of all restricted stock activity under the Plans for the three months ended June 30, 2024 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2023	53,875	$11.27
Granted	80,197	2.12
Vested	(30,750)	10.06
Forfeited	(1,125)	22.20
Nonvested balance, June 30, 2024	102,197	$4.34

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of June 30, 2024, there were $184,461 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-five months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2024 (July 1, 2024 through December 31, 2024)	1,500
2025	73,349
2026	18,349
2027	5,000
2028	4,000

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2024:

	Issuance date assumptions	June 30, 2024 assumptions
Volatility - range	106.0%	$105.0%
Risk-free rate	3.36%	4.33%
Dividend	0%	0%
Remaining contractual term	5.0 years	3.8 years
Exercise price	5.50 – 7.50	5.50 – 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

2024 Purchase Warrants

On June 25, 2024, the Company issued Series A and pre-funded warrants to purchase a total of 1,768,227 shares of Common Stock along with the sale of common stock. The Company also issued Series B Warrants that will be exercisable at any time or times on or after the date Stockholder Approval is obtained. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2024:

	Issuance date assumptions	June 30, 2024 assumptions
Volatility - range	72.1 - 101.1%	72.5 - 101.1%
Risk-free rate	4.25 - 5.46%	4.33 - 5.47%
Dividend	0%	0%
Remaining contractual term	0.1 - 5.0 years	0.1 - 5.0 years
Exercise price	$2.51	$2.51
Common stock issuable under the warrants	1,768,227	1,768,227

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2024:

	Warrants	Weighted average exercise price
Vested Balance, December 31, 2023	1,125,000	$6.50
Granted	1,768,227	2.51
Exercised	—	—
Forfeited/cancelled	—	—
Vested Balance, June 30, 2024	2,893,227	$4.06

The total intrinsic value of all outstanding warrants aggregated $-0- as of June 30, 2024 and 2023, and the weighted average remaining term was 42.6 months as of June 30, 2024, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of June 30, 2024:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$5.50	375,000	3.8 years
$6.50	375,000	3.8 years
$7.50	375,000	3.8 years
$2.51	1,768,227	3.41 years

	2,893,227	3.6 years

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

2024 Private Placement Transaction

On June 24, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of approximately $2.9 million, before deducting fees of $0.8 million to the placement agent and other expenses payable by the Company in connection with the Private Placement.

As part of the Private Placement, the Company issued an aggregate of 1,768,227 units and pre-funded units (collectively, the “Units”) at a purchase price of $2.51 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrants”)), (ii) one Series A warrant to purchase one share of Common Stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date and in accordance with the terms therein (the “Series B Warrant”, and together with the Series A Warrant, the “Warrants”).

Cancellation of Restricted Stock

During the six months ended June 30, 2024, the Company cancelled 1,125 shares due to termination of employees.

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

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $73,310 and $72,754 for the three months ended June 30, 2024 and 2023, and $61,062 and $198,993 for the six months ended June 30, 2024 and 2023, respectively.

NOTE 16. NET EARNINGS (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2024 and 2023 are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted income per share – Net loss attributable to common stockholders	$(5,083,861)	$(8,393,304)	$(9,014,882)	$(14,499,122)

Denominator for basic loss per share – weighted average shares outstanding	2,921,307	2,785,663	2,891,205	2,768,683
Dilutive effect of shares issuable under stock options and warrants outstanding	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	2,921,307	2,785,663	2,891,205	2,768,683

Net loss per share:
Basic	$(1.74)	$(3.01)	$(3.12)	$(5.24)
Diluted	$(1.74)	$(3.01)	$(3.12)	$(5.24)

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted income (loss) per share.

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

As consideration for acquiring the Purchased Assets, Kustom 440 paid JC Entertainment the aggregate purchase price amount $542,959. Kustom 440 shall receive a credit for all non-refunded festival ticket sales for the 2024 Country Stampede to be calculated immediately prior to Closing, and JC Entertainment shall be entitled to keep all ticket sale proceeds made and/or received prior to Closing. Kustom 440 shall be obligated, to the extent a refund is sought after Closing, to provide such refund, if appropriate, to the customer requesting a refund, and shall indemnify and hold harmless JC Entertainment from any and all claims, liabilities, costs, suits, or the like relating to such refund request.

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2024, and June 30, 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net Revenues:
Video Solutions	$1,585,670	$1,899,590	$3,303,963	$3,798,953
Revenue Cycle Management	1,564,354	1,724,772	2,998,952	3,506,361
Entertainment	2,466,211	4,655,270	4,842,671	8,671,506
Total Net Revenues	$5,616,235	$8,279,632	$11,145,586	$15,976,820

Gross Profit:
Video Solutions	$287,840	$779,408	$853,534	$1,313,601
Revenue Cycle Management	601,406	802,174	1,065,137	1,578,107
Entertainment	(646,854)	1,155,458	(154,841)	1,390,121
Total Gross Profit	$242,392	$2,737,040	$1,763,830	$4,281,829

Operating Income (loss):
Video Solutions	$(1,400,039)	$(1,364,987)	$(2,533,242)	$(3,328,173)
Revenue Cycle Management	150,323	152,044	126,352	255,809
Entertainment	(1,828,513)	(328,929)	(2,470,732)	(1,561,936)
Corporate	(835,992)	(3,398,832)	(2,675,571)	(6,479,211)
Total Operating Income (Loss)	$(3,914,221)	$(4,940,704)	$(7,553,193)	$(11,113,511)

Depreciation and Amortization:
Video Solutions	$178,555	$203,987	$387,724	$402,109
Revenue Cycle Management	26,715	25,887	53,429	51,394
Entertainment	317,180	318,058	637,847	637,539
Total Depreciation and Amortization	$522,450	$547,932	$1,079,000	$1,091,042

	June 30, 2024	December 31, 2023
Assets (net of eliminations):
Video Solutions	$22,998,670	$26,396,559
Revenue Cycle Management	1,904,280	2,260,376
Entertainment	6,315,677	6,324,211
Corporate	12,108,588	12,047,663
Total Identifiable Assets	$43,327,215	$47,028,809

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $4,008,278 and a reserve for the entertainment segment of $126,723 as of June 30, 2024.

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

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $398,379 and $265,241 for the six months ended June 30, 2024 and 2023 and management fees in accordance with the operating agreement of $10,024 and $32,181 for the three months ended June 30, 2024 and 2023. The company recorded management fees of $22,403 and $67,106 for the six months ended June 30, 2024 and 2023.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of June 30, 2024, the entire TicketSmarter Related Party note is $2,700,000, is classified as current, with an accrued interest balance of $283,782. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

NOTE 20. SUBSEQUENT EVENTS

Letter Agreement

As previously disclosed, on March 1, 2024, the Company entered into a Note Purchase Agreement (the “Agreement”), by and between the Company, Kustom Entertainment (together with the Company, the “Borrowers”), and Mosh Man, LLC, a New Jersey limited liability company (the “Purchaser”), pursuant to which the Borrowers issued to the Purchaser a Senior Secured Promissory Note (the “Note”) with a principal amount of $1,425,000.

On July 13, 2024, the Company entered into a Letter Agreement (the “Letter Agreement”), by and between the Company, Kustom Entertainment and the Purchaser, increasing automatically the principal amount of the Note from $1,425,000 to $1,725,000; provided, however, that if the Borrowers repay the Note in full on or before August 15, 2024, then the principal amount of the Note shall be reduced automatically by $100,000. Pursuant to the Letter Agreement, the Borrowers’ failure to adhere to Sections 3.2(d)(iii) (the “Section 3.2(d)(iii) Failure”) and Section 3.3(a) (the “Section 3.3(a) Failure”) of the Purchase Agreement shall not constitute Events of Default, as defined in the Purchase Agreement; provided, however, that if the Borrowers shall be in breach or default under the Letter Agreement or otherwise fail to satisfy their obligations thereunder, the Section 3.2(d)(iii) Failure and Section 3.3(a) Failure shall each automatically constitute an Event of Default under the Purchase Agreement. Pursuant to the Letter Agreement, the Company agreed to make a cash payment to the Purchaser in the amount of $150,000 on or before July 26, 2024. The Company also agreed to sell or enter into a firm commitment to sell the office building owned by the Company and located at 14001 Marshall Drive, Lenexa, Kansas 66215 (the “Company Office Building”) and pay to the Purchaser: (i) $325,000, if the Company sells or enters into a firm commitment to sell the Company Office Building on or before August 7, 2024; or (ii) $400,000, if the Company sells or enters into a firm commitment to sell the Company Office Building after August 7, 2024. Pursuant to the Letter Agreement, the Company’s failure to sell or enter into a firm commitment to sell the Company Office Building prior to September 1, 2024 shall constitute an Event of Default, as defined in the Purchase Agreement, under the Purchase Agreement. The Company shall pay to the Purchaser $100,000 per month until the Note is repaid in full, with the first such payment occurring on August 12, 2024, and each subsequent payment occurring on the 12th calendar day of each month thereafter. Pursuant to the Letter Agreement, the Purchaser shall be a party to any and every flow of funds when there is an extraordinary receipt of capital by the Company. The Company shall pay to the Purchaser a penalty payment of $200,000 within five Business Days, as defined in the Purchase Agreement, if the Company fails to make the Purchaser a party to any flow of funds in respect of an extraordinary receipt of capital by the Company.

Except as stated above, the Letter Agreement does not result in any other substantive changes to the Agreement.

Purchase and Sale Agreement

On August 2, 2024, the Company entered into a purchase and sale agreement (the “Purchase Agreement”) with Serenity Now, LLC, a Kansas limited liability company (the “Buyer”) to sell a commercial office building and associated property located at 14001 Marshall Drive, Lenexa, KS (the “Office Building”). The Buyer has no prior material relationship with the Company beyond the Agreement.

Pursuant to the Agreement, the Buyer has agreed to acquire the Property (as defined in the Agreement) for five million nine hundred thousand and 00/100 dollars ($5,900,000), exclusive of closing costs.

The Purchase Agreement includes customary representations and warranties, covenants and closing conditions, including, without limitation, assignment and assumption of existing leases and performance of all the covenants. Pursuant to the terms of the Agreement, during the Inspection Period (as defined in the Purchase Agreement), the Buyer is entitled to conduct inspections and review title and survey matters. The Company will lease its premises in the Office Building from the Buyer for six months after the closing of the Agreement for $240,000.

On August 12, 2024, pursuant to the Agreement, the Company and the Buyer completed the sale of the Property. The Buyer has no prior material relationship with the Company beyond the Agreement.

Common Stock Issuance

The Company issued 353,123 shares of common stock subsequent to June 30, 2024.

Effectiveness of Registration Statement

Clover Leaf Capital Corp.’s (“Clover Leaf”) registration statement on Form S-4 was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) as of Tuesday, July 30, 2024, relating to the previously announced proposed business combination by and among Clover Leaf, Kustom Entertainment, Inc. and CL Merger Sub, Inc.

On August 1, the board of directors of the Company (the “Board”) set the record date for the dividend distribution to August 12, 2024 for determining stockholders entitled to receive the dividend distribution (the “Record Date”).

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

 Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of June 30, 2024, and June 30, 2023:

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Net Revenues:
Video Solutions	$1,585,670	$1,899,590	$3,303,963	$3,798,953
Revenue Cycle Management	1,564,354	1,724,772	2,998,952	3,506,361
Entertainment	2,466,211	4,655,270	4,842,671	8,671,506
Total Net Revenues	$5,616,235	$8,279,632	$11,145,586	$15,976,820

Gross Profit:
Video Solutions	$287,840	$779,408	$853,534	$1,313,601
Revenue Cycle Management	601,406	802,174	1,065,137	1,578,107
Entertainment	(646,854)	1,155,458	(154,841)	1,390,121
Total Gross Profit	$242,392	$2,737,040	$1,763,830	$4,281,829

Operating Income (loss):
Video Solutions	$(1,400,039)	$(1,364,987)	$(2,533,242)	$(3,328,173)
Revenue Cycle Management	150,323	152,044	126,352	255,809
Entertainment	(1,828,513)	(328,929)	(2,470,732)	(1,561,936)
Corporate	(835,992)	(3,398,832)	(2,675,571)	(6,479,211)
Total Operating Income (Loss)	$(3,914,221)	$(4,940,704)	$(7,553,193)	$(11,113,511)

Depreciation and Amortization:
Video Solutions	$178,555	$203,987	$387,724	$402,109
Revenue Cycle Management	26,715	25,887	53,429	51,394
Entertainment	317,180	318,058	637,847	637,539
Total Depreciation and Amortization	$522,450	$547,932	$1,079,000	$1,091,042

	June 30, 2024	December 31, 2023
Assets (net of eliminations):
Video Solutions	$22,998,670	$26,396,559
Revenue Cycle Management	1,904,280	2,260,376
Entertainment	6,315,677	6,324,211
Corporate	12,108,588	12,047,663
Total Identifiable Assets	$43,327,215	$47,028,809

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

Consolidated Results of Operations

We experienced operating losses for the first half of 2024 and all quarters during 2023. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Total revenue	$5,616,235	$5,529,351	$6,228,351	$6,337,699	$8,279,632
Gross profit	242,392	1,523,699	549,031	1,226,149	2,737,040
Gross profit margin %	4.3%	27.6%	8.8%	19.3%	33.1%
Total selling, general and administrative expenses	4,156,613	5,162,733	6,528,031	6,374,192	7,677,744
Operating income (loss)	(3,914,221)	(3,639,034)	(5,979,000)	(5,148,043)	(4,940,704)
Operating income (loss) %	(69.7)%	(65.8)%	(96.0)%	(81.2)%	(59.7)%
Net income (loss)	$(5,010,551)	$(3,943,268)	$(7,484,778)	$(3,679,043)	$(8,320,549)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (7) the completion of corporate acquisitions including the recent purchases in the revenue cycle management and entertainment operating segments. We reported a net loss of $8,953,819 on revenues of $11,145,586 for the six months ended June 30, 2024.

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

For the Three Months Ended June 30, 2024 and 2023

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended June 30, 2024 and 2023, represented as a percentage of total revenues for each such quarter:

	For the three months ended June 30,
	2024	2023
Revenue	100%	100%
Cost of revenue	96%	67%

Gross profit	4%	33%
Selling, general and administrative expenses:
Research and development expense	10%	7%
Selling, advertising and promotional expense	13%	25%
General and administrative expense	51%	61%

Total selling, general and administrative expenses	74%	93%

Operating loss	(70)%	(60)%

Loss on accrual for legal settlement	—%	(22)%
Loss on conversion of convertible notes	—%	(1)%
Change in fair value of derivative liabilities	—%	(1)%
Loss on extinguishment of debt	(1)%
Other income and interest income (expense), net	(19)%	(17)%

Loss before income tax benefit	(90)%	(101)%
Income tax (provision)	—%	—%

Net loss	(90)%	(101)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	(1)%

Net loss attributable to common stockholders	(91)%	(102)%

Net loss per share information:
Basic	$(1.74)	$(3.01)
Diluted	$(1.74)	$(3.01)

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

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	For the three months ended June 30,
	2024	2023
Product Revenues:
Video Solutions	$620,939	$1,148,602
Revenue Cycle Management	—	—
Entertainment	1,586,662	1,929,059
Total Product Revenues	$2,207,601	$3,077,661

Product revenues for the three months ended June 30, 2024 and 2023 were $2,207,601 and $3,077,661 respectively, a decrease of $870,060 (28%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The entertainment operating segment generated $1,586,662 in product revenues for the three months ended June 30, 2024, compared to $1,929,059 for the three months ended June 30, 2023, a decrease of $342,397 (18%). This product revenue relates to the first Kustom 440 music festival in 2023 that did not recur in 2024, the initial Country Stampede music festival in 2024, as well as the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $620,939 during the three months ended June 30, 2024 compared to $1,148,602 for the three months ended June 30, 2023, a decrease of $527,663 (46%). In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2023 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the three months ended June 30,
	2024	2023
Service and Other Revenues:
Video Solutions	$964,731	$750,988
Revenue Cycle Management	1,564,354	1,724,772
Entertainment	879,549	2,726,211
Total Service and Other Revenues	$3,408,634	$5,201,971

Service and other revenues for the three months ended June 30, 2024 and 2023 were $3,408,634 and $5,201,971, respectively, a decrease of $1,793,337 (34%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $637,786 and $471,949 for the three months ended June 30, 2024 and 2023, respectively, an increase of $165,837 (35%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the three months ended June 30, 2024. We expect this trend to continue throughout 2024 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $233,031 and $221,228 for the three months ended June 30, 2024 and 2023, respectively, an increase of $11,803 (5%).

●	Our entertainment operating segment generated service revenues totaling $879,549 and $2,726,211 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1,846,662 (68%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability.

●	Our revenue cycle management operating segment generated service revenues totaling $1,564,354 and $1,724,772 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $160,418 (9%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the three months ended June 30, 2024 and 2023 were $5,616,235 and $8,279,632, respectively, a decrease of $2,663,397 (32%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended June 30, 2024, and 2023 was $3,419,254 and $2,219,515, respectively, an increase of $1,199,739 (54%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended June 30, 2024, and 2023 were 155% and 72%, respectively. Cost of products sold by operating segment is as follows:

	For the three months ended June 30,
	2024	2023
Cost of Product Revenues:
Video Solutions	$958,462	$805,389
Revenue Cycle Management	—	—
Entertainment	2,460,792	1,414,126
Total Cost of Product Revenues	$3,419,254	$2,219,515

The increase in cost of goods sold for our video solutions segment products was primarily driven by inventory adjustments and returns as compared to the same period in the prior year. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 154% for the three months ended June 30, 2024 as compared to 70% for the three months ended June 30, 2023.

The increase in entertainment operating segment cost of product sold was driven by the costs of the Country Stampede music festival for the three months ended June 30, 2024 compared to June 30, 2023, resulting in cost of product revenue of $2,460,792 for the three months ended June 30, 2024, compared to $1,414,126 for the three months ended June 30, 2023. Cost of product sold as a percentage of product revenues for the entertainment segment was 155% for the three months ended June 30, 2024 as compared to 73% for the three months ended June 30, 2023.

We recorded $4,135,001 and $4,542,461 in reserves for obsolete and excess inventories at June 30, 2024 and December 31, 2023, respectively. Total raw materials, component parts, and work-in-progress were $2,630,162 and $3,065,049 at June 30, 2024 and December 31, 2023, respectively, a decrease of $434,887 (14%). Finished goods balances were $3,722,972 and $5,322,693 at June 30, 2024 and December 31, 2023, respectively, a decrease of $1,599,721 (30%) which was attributable to a decrease in finished goods from our entertainment segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, offset by the decrease in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of June 30, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended June 30, 2024, and 2023 was $1,954,589 and $3,323,077, respectively, a decrease of $1,368,488 (41%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended June 30, 2024, and 2023 were 57% and 64%, respectively. Cost of service revenues by operating shipment is as follows:

	For the three months ended June 30,
	2024	2023
Cost of Service Revenues:
Video Solutions	$339,368	$314,794
Revenue Cycle Management	962,948	922,598
Entertainment	652,273	2,085,685
Total Cost of Service Revenues	$1,954,589	$3,323,077

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 35% for the three months ended June 30, 2024 as compared to 42% for the three months ended June 30, 2023.

Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 62% for the three months ended June 30, 2024 as compared to 53% for the three months ended June 30, 2023.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Cost of service revenues as a percentage of service revenues for the entertainment segment was 74% for the three months ended June 30, 2024 as compared to 77% for the three months ended June 30, 2023.

Gross Profit

Overall gross profit for the three months ended June 30, 2024 and 2023 was $242,392 and $2,737,040, respectively, a decrease of $2,494,648 (91%). Gross profit by operating segment was as follows:

	For the three months ended June 30,
	2024	2023

Gross Profit:
Video Solutions	$287,840	$779,407
Revenue Cycle Management	601,406	802,174
Entertainment	(646,854)	1,155,459
Total Gross Profit	$242,392	$2,737,040

The overall decrease is attributable to the decrease in gross profit for the entertainment segment for the three months ended June 30, 2024 along with a decrease in the overall cost of sales as a percentage of overall revenues to 96% for the three months ended June 30, 2024 from 67% for the three months ended June 30, 2023. Our goal is to continue to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4,156,613 and $7,677,744 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $3,521,131 (46%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales decreased to 74% for the three months ended June 30, 2024 compared to 93% in the same period in 2023. The significant components of selling, general and administrative expenses are as follows:

	For the three months ended June 30,
	2024	2023
Research and development expense	$545,776	$540,276
Selling, advertising and promotional expense	728,906	2,104,625
General and administrative expense	2,881,931	5,032,843

Total	$4,156,613	$7,677,744

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $545,776 and $540,276 for the three months ended June 30, 2024 and 2023, respectively. Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $728,906 and $2,104,625 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $1,357,719 (65%). Promotional and advertising expenses represent the primary component of these costs and totaled $387,179 during the three months ended June 30, 2024, compared to $1,654,593 during the three months ended June 30, 2023, a decrease of $1,267,414 (77%). The decrease is primarily attributable to the reduction in new sponsorships being entered into by the Company. Additionally, TicketSmarter remains active in sponsorship and advertising, as it continues to build its brand and gain recognition.

General and administrative expense. General and administrative expenses totaled $2,881,931 and $5,032,843 for the three months ended June 30, 2024 and 2023, respectively. The decrease in general and administrative expenses in the three months ended June 30, 2024 compared to the same period in 2023 is primarily attributable to a decrease in administrative salaries and reductions in headcount. General and administrative expenses also decreased due to a decline in travel expenses and legal and professional expenses for the three months ended June 30, 2024 compared to the same period in 2023.

Operating Loss

For the reasons stated above, our operating loss was $3,914,221 and $4,940,704 for the three months ended June 30, 2024 and 2023, respectively, an improvement of $1,026,483 (21%). Operating loss as a percentage of revenues increased to 70% in the three months ended June 30, 2024 from 60% in the same period in 2023.

Interest Income

Interest income decreased to $29,933 for the three months ended June 30, 2023, from $55,730 in the same period of 2024, which reflects our change in cash and cash equivalent levels in the second quarter of 2024 compared to the second quarter of 2023.

Interest Expense

We incurred interest expenses of $1,085,063 and $1,515,509 during the three months ended June 30, 2024 and 2023, respectively. The decrease is attributable to the convertible note issued in the second quarter of 2023, along with a reduction in the contingent earn-out notes associated with the four Nobility Healthcare acquisitions partially offset by merchant advances issued in 2024.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The Company issued an additional 1,768,227 warrants in June 2024. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from March 31, 2024, to June 30, 2024, totaled $2,818, as a result a loss was recognized in the income statement for the three months ended June 30, 2024.

Loss on Extinguishment of debt

During the second quarter of 2024, the Company refinanced its merchant advance loan and determined the refinancing of the debt should be treated as a debt extinguishment. As a result, the Company recorded a loss of $68,827 on the extinguishment during the three months ended June 30, 2024.

Loss on accrual for legal settlement

The Company recognized a loss on accrual for legal settlement of $-0- and $1,792,308 during the three months ended June 30, 2024 and 2023, respectively. This is in connection with the ongoing lawsuit with Culp McCauley, Inc.

Loss on conversion of convertible debt

The Company recognized a loss on conversion of convertible debt of $-0- and $93,386 during the three months ended June 30, 2024 and 2023, respectively. This is in connection with the convertible note issued during the three months ended June 30, 2023 and the conversion from debt to equity during the period.

Other income (loss)

Other income (loss) increased to $30,445 for the three months ended June 30, 2024, from $25,394 during the three months ended June 30, 2023, which reflects income related to a warehouse lease within the corporate headquarters.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $5,010,551, and $8,320,549 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $3,309,998 (40%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended June 30, 2024 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2023. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of June 30, 2024 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $5,010,551 and $8,320,549 for the three months ended June 30, 2024 and 2023, respectively, a decrease of $3,309,998 (40%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $73,310 and $72,755 for the three months ended June 30, 2024 and 2023, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $5,083,861 and $8,393,304 for the three months June 30, 2024 and 2023, respectively, an improvement of $3,309,443 (39%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.74 and $3.01 for the three months ended June 30, 2024 and 2023, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended June 30, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

For the Six Months Ended June 30, 2024 and 2023

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the six months ended June 30, 2024 and 2023, represented as a percentage of total revenues for each such quarter:

	For the six months ended June 30,
	2024	2023
Revenue	100%	100%
Cost of revenue	84%	73%

Gross profit	16%	27%
Selling, general and administrative expenses:
Research and development expense	9%	9%
Selling, advertising and promotional expense	13%	25%
General and administrative expense	61%	62%

Total selling, general and administrative expenses	83%	96%

Operating loss	(67)%	(70)%
Loss on accrual for legal settlement	—%	(11)%
Change in fair value of contingent consideration promissory notes	—%	1%
Change in fair value of derivative liabilities	(3)%	—%
Gain on extinguishment of liabilities	6%	—%
Other income and interest income (expense), net	(16)%	(12)%
Income (loss) before income tax benefit	(80)%	(90)%
Income tax (provision)	—%	—%

Net loss	(80)%	(90)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	(1)%	(1)%

Net loss attributable to common stockholders	(81)%	(91)%

Net loss per share information:
Basic	$(3.12)	$(5.24)
Diluted	$(3.12)	$(5.24)

Product revenues by operating segment is as follows:

	For the six months ended June 30,
	2024	2023
Product Revenues:
Video Solutions	$1,342,127	$2,341,622
Revenue Cycle Management	—	—
Entertainment	2,431,320	3,189,847
Total Product Revenues	$3,773,447	$5,531,469

Product revenues for the six months ended June 30, 2024 and 2023 were $3,773,447 and $5,531,469 respectively, a decrease of $1,758,022 (32%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $2,431,320 in product revenues for the six months ended June 30, 2024, compared to $3,189,847 for the six months ended June 30, 2023. This product revenue relates to the first Country Stampede music festival held by Kustom, as well as the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers.

●	The Company’s video segment operating segment generated revenues totaling $1,342,127 during the six months ended June 30, 2024 compared to $2,341,622 for the six months ended June 30, 2023. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2023 due to price-cutting and competitive actions by our competitors, adverse marketplace effects related to our patent litigation proceedings and our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the six months ended June 30,
	2024	2023
Service and Other Revenues:
Video Solutions	$1,961,836	$1,457,331
Revenue Cycle Management	2,998,952	3,506,361
Entertainment	2,411,351	5,481,659
Total Service and Other Revenues	$7,372,139	$10,445,351

Service and other revenues for the six months ended June 30, 2024 and 2023 were $7,372,139 and $10,445,351, respectively, a decrease of $3,073,212 (29%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,254,275 and $894,773 for the six months ended June 30, 2024 and 2023, respectively, an increase of $359,502 (40%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the six months ended June 30, 2023. We expect this trend to continue throughout 2024 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $464,007 and $433,074 for the six months ended June 30, 2024 and 2023, respectively, an increase of $30,933 (7%). This correlates with the increase in sales of DVM-800 hardware systems resulting in an increase in their associated extended warranty.

●	Our entertainment operating segment generated service revenues totaling $2,411,351 and $5,481,659 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $3,070,308 (56%). The Company completed the acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021, thus resulting in the new revenue stream for the Company. TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look right-size this segment and work towards profitability.

●	Our revenue cycle management operating segment generated service revenues totaling $2,998,952 and $3,506,361 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $507,409 (15%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the six months ended June 30, 2023. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The slight decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the six months ended June 30, 2024 and 2023 were $11,145,586 and $15,976,820, respectively, a decrease of $4,831,234 (30%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the six months ended June 30, 2024, and 2023 was $4,986,647 and $4,520,616, respectively, an increase of $466,031 (10%). Overall cost of goods sold for products as a percentage of product revenues for the six months ended June 30, 2024, and 2023 were 132% and 82%, respectively. Cost of products sold by operating segment is as follows:

	For the six months ended June 30,
	2024	2023
Cost of Product Revenues:
Video Solutions	$1,755,956	$1,842,983
Revenue Cycle Management	—	—
Entertainment	3,230,691	2,677,633
Total Cost of Product Revenues	$4,986,647	$4,520,616

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first six months of 2023, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment improved to 131% for the six months ended June 30, 2024 as compared to 79% for the six months ended June 30, 2023.

The increase in entertainment operating segment cost of product sold was driven by the costs of the Country Stampede music festival for the six months ended June 30, 2024 compared to June 30, 2023, resulting in cost of product revenue of $3,230,691 for the six months ended June 30, 2024, compared to $2,677,633 for the six months ended June 30, 2023. Cost of product sold as a percentage of product revenues for the entertainment segment was 133% for the three months ended June 30, 2024 as compared to 84% for the six months ended June 30, 2023.

We recorded $4,135,001 and $4,542,461 in reserves for obsolete and excess inventories at June 30, 2024 and December 31, 2023, respectively. Total raw materials, component parts, and work-in-progress were $2,630,162 and $3,065,049 at June 30, 2024 and December 31, 2023, respectively, a decrease of $434,887 (14%). Finished goods balances were $3,722,972 and $5,322,693 at June 30, 2024 and December 31, 2023, respectively, a decrease of $1,599,721 (30%) which was attributable to a decrease in finished goods from our entertainment segment. The small decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory, offset by the decrease in reserve at the entertainment segment. We believe the reserves are appropriate given our inventory levels as of June 30, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the six months ended June 30, 2024, and 2023 was $4,395,109 and $7,174,375, respectively, a decrease of $2,779,266 (39%). Overall cost of goods sold for services as a percentage of service revenues for the six months ended June 30, 2024, and 2023 were 60% and 69%, respectively. Cost of service revenues by operating segment is as follows:

	For the six months ended June 30,
	2024	2023
Cost of Service Revenues:
Video Solutions	$694,473	$642,369
Revenue Cycle Management	1,933,816	1,928,253
Entertainment	1,766,820	4,603,753
Total Cost of Service Revenues	$4,395,109	$7,174,375

The increase in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 35% for the six months ended June 30, 2024 as compared to 44% for the six months ended June 30, 2023.

The revenue cycle management operating segment cost of service revenue was consistent with the prior period. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 65% for the six months ended June 30, 2024 as compared to 55% for the six months ended June 30, 2023.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Cost of service revenues as a percentage of service revenues for the entertainment operating segment was 73% for the six months ended June 30, 2024 as compared to 84% for the six months ended June 30, 2023.

Gross Profit

Overall gross profit for the six months ended June 30, 2024 and 2023 was $1,763,830 and $4,281,829, respectively, a decrease of $2,517,999 (59%). Gross profit by operating segment was as follows:

	For the six months ended June 30,
	2024	2023
Gross Profit:
Video Solutions	$853,534	$1,313,601
Revenue Cycle Management	1,065,137	1,578,107
Entertainment	(154,841)	1,390,121
Total Gross Profit	$1,763,830	$4,281,829

The overall decrease is attributable to the overall decrease in revenues for the six months ended June 30, 2024 and an increase in the overall cost of sales as a percentage of overall revenues to 84% for the six months ended June 30, 2024 from 73% for the six months ended June 30, 2023. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,317,023 and $15,395,340 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $6,078,317 (39%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales decreased to 84% for the six months ended June 30, 2024 compared to 96% in the same period in 2023. The significant components of selling, general and administrative expenses are as follows:

	For the six months ended June 30,
	2024	2023
Research and development expense	$1,033,242	$1,475,215
Selling, advertising and promotional expense	1,487,762	3,952,115
General and administrative expense	6,796,019	9,968,010

Total	$9,317,023	$15,395,340

Research and development expense. We continue to focus on bringing new products to market, including updates and improvements to current products. Our research and development expenses totaled $1,033,242 and $1,475,215 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $441,973 (30%). Most of our engineers are dedicated to research and development activities for new products, primarily the new generation of body-worn cameras, EVO-HD and EVO Fleet that can be located in multiple places in a vehicle. We expect our research and development activities will continue to trend higher in future quarters as we continue to expand our product offerings based on our new body-worn camera and EVO-HD product platform and as we outsource more development projects. We consider our research and development capabilities and new product focus to be a competitive advantage and intend to continue to invest in this area on a prudent basis and consistent with our financial resources.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $1,487,762 and $3,952,115 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $2,464,353 (62%). The decrease is primarily attributable to the reduction in new sponsorships being entered into by the Company. Additionally, TicketSmarter remains active in sponsorship and advertising, as it continues to build its brand and gain recognition.

General and administrative expense. General and administrative expenses totaled $6,796,019 and $9,968,010 for the six months ended June 30, 2024 and 2023, respectively, a decrease of $3,171,991 (32%). The decrease in general and administrative expenses in the six months ended June 30, 2024 compared to the same period in 2023 is primarily attributable to a decrease in administrative salaries and headcount. General and administrative expenses also decreased due to a decline in rent expenses, and legal and professional expenses for the six months ended June 30, 2024 compared to the same period in 2023.

Operating Loss

For the reasons stated above, our operating loss was $7,553,193 and $11,113,511 for the six months ended June 30, 2024 and 2023, respectively, an improvement of $3,560,318 (32%). Operating loss as a percentage of revenues changed to 68% in the six months ended June 30, 2024 from 70% in the same period in 2023.

Interest Income

Interest income decreased to $49,289 for the six months ended June 30, 2024, from $71,085 in the same period of 2023, which reflects our change in cash and cash equivalent levels in the second quarter of 2024 compared to the second quarter of 2023. The Company held significant cash and cash equivalents throughout the second quarter of 2023, allowing a full six months of interest income.

Interest Expense

We incurred interest expense of $1,733,690 and $1,521,049 during the six months ended June 30, 2024 and 2023, respectively. The increase is attributable additional debt issued in the second half of 2023 and 2024 partially offset by the convertible note entered into in the second quarter of 2023, and the contingent earn-out notes associated with the four Nobility Healthcare acquisitions.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The Company issued an additional 1,768,227 warrants in June 2024. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from December 31, 2023, to June 30, 2024, totaled $351,710 which was recognized as expense in the second quarter of 2024.

Gain on Extinguishment of Liabilities

During the second quarter of 2024, the Company recorded a gain on the extinguishment of liabilities for the six months ended June 30, 2024 of $682,345, which reflects income related to the video segment’s ability to negotiate down payables and contract liabilities during the period.

Loss on Extinguishment of debt

During the second quarter of 2024, the Company refinanced its merchant advance loan and determined the refinancing of the debt should be treated as a debt extinguishment. As a result, the Company recorded a loss of $68,827 on the extinguishment during the six months ended June 30, 2024.

Loss on sale of fixed asset

The Company recorded a loss on sale of fixed assets of $41,661 and $-0- for the six months ended June 30, 2024 and 2023.

Loss on accrual for legal settlement

The Company recognized a loss on accrual for legal settlement of $-0- and $1,792,308 during the six months ended June 30, 2024 and 2023, respectively. This is in connection with the ongoing lawsuit with Culp McCauley, Inc.

 Loss on conversion of convertible debt

The Company recognized a loss on conversion of convertible debt of $-0- and $93,386 during the six months ended June 30, 2024 and 2023, respectively. This is in connection with the convertible note issued during the six months ended June 30, 2023 and the conversion from debt to equity during the period.

Other income

Other income increased to $58,046 for the six months ended June 30, 2024, from $50,786 during the six months ended June 30, 2023, which reflects income related to a warehouse lease within the corporate headquarters.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $8,953,819 and $14,300,128 for the six months ended June 30, 2024 and 2023, respectively, an improvement of $5,346,309 (37%).

Income Tax Benefit

We did not record an income tax expense related to our income for the six months ended June 30, 2024 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2024. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of June 30, 2024 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $8,953,819 and $14,300,128 for the six months ended June 30, 2024 and 2023, respectively, an improvement of $5,346,309 (37%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $61,063 and $198,994 for the six months ended June 30, 2024 and 2023, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $9,014,882 and $14,499,122 for the six months June 30, 2024 and 2023, respectively, an improvement of $5,484,240 (38%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $3.12 and $5.24 for the six months ended June 30, 2024 and 2023, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the six months ended June 30, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

Cash, cash equivalents: As of June 30, 2024, we had cash, cash equivalents and restricted cash with an aggregate balance of $614,713, a decrease from a balance of $778,149 at December 31, 2023. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $163,436 net decrease in cash during the six months ended June 30, 2024:

●	Operating activities:	$3,408,757 of net cash used in operating activities. Net cash used in operating activities was $3,408,757 and $3,109,986 for the six months ended June 30, 2024 and 2023, respectively, an increase of $298,771. The increase is attributable to the net loss and the usage of cash for operating assets during the six months ended June 30, 2024 compared to the same period in 2023.

●	Investing activities:	$36,504 of net cash provided by investing activities. Cash provided by investing activities was $36,504 compared to cash used in investing activities of $126,946 for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we made expenditures for: (i) the acquisition of Country Stampede; and (ii) received proceeds from the sale of our aircraft. These expenditures were partially offset by acquisitions of certain intangibles and property, plant and equipment.

●	Financing activities:	$3,208,817 net cash provided by financing activities. Cash provided by financing activities was $3,208,817 and $2,628,614 for the six months ended June 30, 2024 and 2023, respectively. During the first six months of 2024, we most notably refinanced a loan resulting in proceeds of $1,144,000, obtained an additional merchant advance providing proceeds of $915,000 and issued common stock with detachable warrants resulting in $2,194,742 in net cash proceeds. The cash proceeds were partially offset by payments on outstanding loans.

Commitments:

We had $614,713 of cash and cash equivalents, including restricted cash of $97,600 and net negative working capital of $13,431,836 as of June 30, 2024. Accounts receivable and other receivables balances represented $4,889,038 of our net working capital at June 30, 2024. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2024, which would help to provide positive cash flow to support our operations during 2024. Inventory represents $2,218,133 of our net working capital at June 30, 2024. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2024 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2024.

Capital Expenditures:

We had the following material commitments for capital expenditures at June 30, 2024:

Lease commitments. Total lease expense under the five operating leases was approximately $117,810 and $226,695, during the three and six months ended June 30, 2024, respectively.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2024:

Assets:
Operating lease right of use assets	$869,166

Liabilities:
Operating lease obligations-current portion	$223,629
Operating lease obligations-less current portion	692,423
Total operating lease obligations	$916,052

The components of lease expense were as follows for the six months ended June 30, 2024:

Selling, general and administrative expenses	$226,695

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2024 (July 1, to December 31, 2024)	$146,105
2025	288,720
2026	293,300
2027	117,492
Thereafter	235,020
Total undiscounted minimum future lease payments	1,080,637
Imputed interest	(164,585)
Total operating lease liability	$916,052

Debt obligations – Outstanding debt obligations comprises the following:

	June 30, 2024	December 31, 2023
Economic injury disaster loan (EIDL)	$146,154	$147,781
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	129,651
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	58,819
Revolving Loan Agreement	4,880,000	4,880,000
Commercial Extension of Credit- Entertainment Segment	12,500	87,928
Merchant Advances – Video Solutions Segment	2,259,000	1,350,000
Merchant Advances – Entertainment Segment	1,373,101	—
Unamortized debt issuance costs	(791,434)	(540,429)
Debt obligations	7,879,321	6,113,750
Less: current maturities of debt obligations	2,980,903	1,260,513
Debt obligations, long-term	$4,898,418	$4,853,237

Debt obligations mature as follows as of June 30, 2024:

June 30, 2024
2024 (July 1, 2024 to December 31, 2024)	$2,979,213
2025	4,759,024
2026	3,542
2027	3,677
2028 and thereafter	133,865

Total	$7,879,321

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

For our video solutions segment, our principal customers are state, local, and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible, with less than $258,000 charged off as uncollectible on cumulative revenues of $253.6 million since we commenced deliveries during 2006.

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

Inventories consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,614,267	$3,044,653
Work-in-process– video solutions segment	15,895	20,396
Finished goods – video solutions segment	3,436,629	4,623,489
Finished goods – entertainment segment	286,343	699,204
Subtotal	6,353,134	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(4,008,278)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(126,723)	(186,795)
Total inventories	$2,218,133	$3,845,281

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 65% of the gross inventory balance at June 30, 2024, compared to 54% of the gross inventory balance at December 31, 2023. We had $4,135,001 and $4,542,461 in reserves for obsolete and excess inventories at June 30, 2024 and December 31, 2023, respectively. Total raw materials, component parts, and work-in-process were $2,630,162 and $3,065,049 at June 30, 2024 and December 31, 2023, respectively, a decrease of $434,887 (14%). Finished goods balances were $3,722,972 and $5,322,693 at June 30, 2024 and December 31, 2023, respectively, a decrease of $1,599,721 (30%). The decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of June 30, 2024.

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

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $11,615 as of June 30, 2024 compared to $17,699 as of December 31, 2023 due to newer products gaining a long history of claims to consider, which was slightly offset as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

On June 25, 2024, the Company issued Series A and pre-funded warrants to purchase a total of 1,768,227 shares of Common Stock along with the sale of common stock. The Company also issued Series B Warrants that will be exercisable at any time or times on or after the date Stockholder Approval is obtained. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of June 30, 2024:

	Issuance date assumptions	June 30, 2024 assumptions
Volatility - range	72.1 - 101.1%	72.5 - 101.1%
Risk-free rate	4.25 - 5.46%	4.33 – 5.47%
Dividend	0%	0%
Remaining contractual term	0.1 - 5.0 years	0.1 - 5.0 years
Exercise price	$2.51	$2.51
Common stock issuable under the warrants	1,768,227	1,768,227

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2024:

	Warrants	Weighted average exercise price
Vested Balance, December 31, 2023	1,125,000	$6.50
Granted	1,768,227	2.51
Exercised	—	—
Forfeited/cancelled	—	—
Vested Balance, June 30, 2024	2,893,227	$4.06

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the three or six months ended June 30, 2024.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of June 30, 2023, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $17,220,000 to a balance of $34,200,000 to fully reserve our deferred tax assets at December 31, 2023. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2024, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2024 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Date: August 14, 2024

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

