Form 10-Q
period 2024-09-30
DIGITAL ALLY, INC.
filed 2024-12-30
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at December 27, 2024
Common Stock, $0.001 par value per share	5,531,469

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$415,131	$680,549
Accounts receivable – trade, net of $176,227 allowance – September 30, 2024 and $200,668 – December 31, 2023	1,593,622	1,584,662
Other receivables, net of $25,000 allowance – September 30, 2024 and $5,000 – December 31, 2023	3,659,913	3,107,634
Inventories, net	2,325,118	3,845,281
Prepaid expenses	6,325,183	6,366,368

Total current assets	14,318,967	15,584,494

Property, plant, and equipment, net	444,603	7,283,702
Goodwill and other intangible assets, net	11,150,545	16,510,422
Operating lease right of use assets, net	515,538	1,053,159
Other assets	5,833,516	6,597,032

Total assets	$32,263,169	$47,028,809

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$12,247,613	$10,732,089
Accrued expenses	3,596,680	3,269,330
Current portion of operating lease obligations	82,974	279,538
Contract liabilities – current portion	4,068,578	2,937,168
Notes payable – related party – current portion	2,800,000	2,700,000
Debt obligations – current portion	3,438,910	1,260,513
Warrant derivative liabilities	1,266,073	1,369,738
Income taxes payable	—	61

Total current liabilities	27,500,828	22,548,437

Long-term liabilities:
Debt obligations – long term	141,949	4,853,237
Operating lease obligation – long term	432,563	827,836
Contract liabilities – long term	6,625,694	7,340,459
Lease Deposit	10,445	10,445

Total liabilities	34,711,479	35,580,414

Commitments and contingencies

Stockholders’ Equity (Deficit):

Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; none issued or outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized; shares issued: 4,025,092 shares issued – September 30, 2024 and 2,800,752 shares issued – December 31, 2023	4,025	2,801
Additional paid in capital	128,967,685	128,441,083
Noncontrolling interest in consolidated subsidiary	(1,265,852)	673,292
Accumulated deficit	(130,154,168)	(117,668,781)

Total stockholders’ equity (deficit)	(2,448,310)	11,448,395

Total liabilities and stockholders’ equity (deficit)	$32,263,169	$47,028,809

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenue:
Product	$803,945	$2,095,237	$4,577,392	$7,626,706
Service and other	3,247,766	4,242,462	10,619,905	14,687,813

Total revenue	4,051,711	6,337,699	15,197,297	22,314,519

Cost of revenue:
Product	547,562	2,587,750	5,534,209	7,108,366
Service and other	1,764,175	2,523,800	6,159,284	9,698,175

Total cost of revenue	2,311,737	5,111,550	11,693,493	16,806,541

Gross profit	1,739,974	1,226,149	3,503,804	5,507,978

Selling, general and administrative expenses:
Research and development expense	210,818	564,146	1,244,060	2,039,361
Selling, advertising and promotional expense	414,727	1,932,982	1,902,489	5,885,097
General and administrative expense	3,666,728	3,877,064	10,462,747	13,845,074
Goodwill and intangible asset impairment charge	4,830,000	—	4,830,000	—

Total selling, general and administrative expenses	9,122,273	6,374,192	18,439,296	21,769,532

Operating loss	(7,382,299)	(5,148,043)	(14,935,492)	(16,261,554)

Other income (expense):
Interest income	13,775	12,986	63,064	84,071
Interest expense	(771,846)	(959,898)	(2,505,536)	(2,480,947)
Other income (expense)	8,920	25,394	66,966	76,180
Loss on accrual for legal settlement	—	—	—	(1,792,308)
Loss on conversion of convertible note	—	—	—	(93,386)
Change in fair value of warrant derivative liabilities	2,530,675	1,863,326	2,178,965	1,803,560
Change in fair value of contingent consideration promissory notes	—	19,888	—	177,909
Gain on extinguishment of liabilities	9,385	507,304	691,730	507,304
Loss on extinguishment of debt	(310,505)		(379,332)
Gain on sale of intangibles	—	—	5,582	—
Gain on sale of property, plant and equipment	431,183	—	389,522	—

Total other income (expense)	1,911,587	1,469,000	510,961	(1,717,617)

Income (loss) before income tax benefit	(5,470,712)	(3,679,043)	(14,424,531)	(17,979,171)
Income tax benefit	—	—	—	—

Net loss	(5,470,712)	(3,679,043)	(14,424,531)	(17,979,171)

Net (income) loss attributable to noncontrolling interests of consolidated subsidiary	2,000,206	(29,630)	1,939,143	(228,624)

Net loss attributable to common stockholders	$(3,470,506)	$(3,708,673)	$(12,485,388)	$(18,207,795)

Net loss per share information:
Basic	$(0.91)	$(1.32)	$(3.90)	$(6.55)
Diluted	$(0.91)	$(1.32)	$(3.90)	$(6.55)

Weighted average shares outstanding:
Basic	3,820,860	2,800,752	3,204,495	2,779,530
Diluted	3,820,860	2,800,752	3,204,495	2,779,530

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock		Additional Paid In	Noncontrolling interest in consolidated	Accumulated
	Shares	Amount	Capital	Subsidiary	Deficit	Total
Balance, December 31, 2022	2,720,170	$2,721	$127,869,342	$448,694	$(91,980,234)	$36,340,523
Stock-based compensation	—	—	114,848	—	—	114,848
Restricted common stock grant	35,000	35	(35)	—	—	—
Issuance due to rounding from reverse stock split	54	—	—		—	—
Net loss	—	—	—	126,239	(6,105,818)	(5,979,579)

Balance, March 31, 2023	2,755,224	2,756	127,984,155	574,933	(98,086,052)	30,475,792

Stock-based compensation	—	—	179,483	—	—	179,483
Restricted common stock forfeitures	(3,625)	(4)	4	—	—	—
Issuance due to rounding from reverse stock split	24,153	24	(24)	—	—	—
Conversion of convertible note into common stock	25,000	25	119,725	—	—	119,750
Net loss	—	—	—	72,755	(8,393,304)	(8,320,549)

Balance, June 30, 2023	2,800,752	2,801	128,283,343	647,688	(106,479,356)	22,454,476

Stock-based compensation	—	—	84,586	—	—	84,586
Net loss	—	—	—	29,630	(3,708,673)	(3,679,043)

Balance, September 30, 2023	2,800,752	$2,801	$128,367,929	$677,318	$(110,188,029)	$18,860,019

Balance, December 31, 2023	2,800,752	$2,801	$128,441,083	$673,292	$(117,668,781)	$11,448,395
Stock-based compensation	—	—	40,695	—	—	40,695
Restricted common stock grant	80,197	80	(80)	—	—	—
Restricted common stock forfeitures	(1,125)	(1)	1	—	—	—
Net loss	—	—	—	(12,248)	(3,931,020)	(3,943,268)

Balance, March 31, 2024	2,879,824	2,880	128,481,699	661,044	(121,599,801)	7,545,822

Stock-based compensation	—	—	60,772	—	—	60,772
Sale of common stock and pre-funded warrants, net of offering costs	622,211	622	2,528,826	—	—	2,529,448
Fair value of warrants issued along with sale of common stock	—	—	(2,075,300)	—	—	(2,075,300)
Net loss	—	—	—	73,310	(5,083,861)	(5,010,551)

Balance, June 30, 2024	3,502,035	3,502	128,995,997	734,354	(126,683,662)	3,050,191

Stock-based compensation	—	—	(27,789)	—	—	(27,789)
Issuance of common stock upon exercise of prefunded warrants	573,004	573	(573)	—	—	—
Restricted common stock forfeitures	(49,947)	(50)	50	—	—	—
Net loss	—	—	—	(2,000,206)	(3,470,506)	(5,470,712)

Balance, September 30, 2024	4,025,092	$4,025	$128,967,685	$(1,265,852)	$(130,154,168)	$(2,448,310)

See Notes to the Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the nine months ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss	$(14,424,531)	$(17,979,171)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,578,246	1,656,627
Gain on sale of property, plant and equipment	(389,522)	—
Gain on sale on intangible	(5,582)	—
Goodwill and intangible asset impairment charge	4,830,000	—
Stock-based compensation	73,678	378,917
Amortization of debt issuance costs	1,792,040	576,380
Gain on extinguishment of liabilities	(691,730)	(507,304)
Loss on extinguishment of debt	379,332	—
Change in fair value of warrant derivative liabilities	(2,178,965)	(1,803,560)
Convertible debt discount amortization	—	1,887,273
Loss on conversion of debt	—	93,386
Provision for inventory obsolescence	(476,441)	(918,571)
Provision for doubtful accounts receivable	(24,441)	47,931
Allowance for doubtful lease reserve	20,000	5,000
Change in fair value of contingent consideration promissory note	—	(177,909)

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(809,519)	(26,605)
Other receivable	(572,279)	1,453,710
Inventories	2,037,604	2,563,198
Prepaid expenses	379,583	1,142,798
Operating lease right of use assets	114,017	285,667
Other assets	628,416	(1,477,391)
Increase (decrease) in:
Accounts payable	3,053,399	3,619,557
Accrued expenses	303,335	1,713,623
Accrued expenses-related party	290,101	3,478
Income taxes payable	(61)	(17,544)
Lease deposit	—	10,445
Operating lease obligations	(121,348)	(285,667)
Contract liabilities	128,645	1,913,574

Net cash used in operating activities	(4,086,023)	(5,842,158)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(23,821)	(86,348)
Purchase of intangible assets	(136,056)	(110,893)
Cash paid for acquisition of Country Stampede	(514,432)	—
Proceeds from sale of intangible asset	90,535	—
Proceeds from sale of land and building	425,653	—
Proceeds from sale of property, plant and equipment	550,644	—

Net cash provided by (used in) investing activities	392,523	(197,241)

Cash Flows from Financing Activities:
Proceeds – Merchant Advances – Video Solutions Segment	1,144,000	—
Proceeds – Merchant Advances – Entertainment Segment	1,308,837	—
Net proceeds of equity offering with detachable warrants	2,194,745	—
Net proceeds of convertible debt with detachable warrants	—	2,640,000
Proceeds – Commercial Extension of Credit – Entertainment Segment	1,175,000	1,224,577
Payments on Commercial Extension of Credit – Entertainment Segment	(162,928)	(1,156,441)
Payments on Merchant Advances – Video Solutions Segment	(1,382,500)	—
Net proceeds of related party note payable	100,000	2,325,000
Payments on Merchant Advances – Entertainment Segment	(855,749)	—
Principal payment on EIDL loan	(2,453)	—
Principal payment on contingent consideration promissory notes	(188,470)	(318,105)

Net cash provided by financing activities	3,330,482	4,715,031

Net decrease in cash, cash equivalents, and restricted cash	(363,018)	(1,324,368)

Cash, cash equivalents, beginning of period	778,149	3,532,199

Cash, cash equivalents, end of period	$415,131	$2,207,831

Supplemental disclosures of cash flow information:
Cash payments for interest	$429,002	$26,220

Cash payments for income taxes	$8,006	$9,447

Supplemental disclosures of non-cash investing and financing activities:
Commercial extension of credit repaid through accrued revenue – Entertainment segment	$825,000	$—

ROU and lease liability recorded on extension (termination) of lease	$470,489	$538,056

Conversion of convertible notes payable into common stock	$—	$119,750

Fair value of warrants issued with sale of shares	$2,075,300	$—

Assets acquired in business acquisitions	$605,000	$—

Liabilities assumed in the business acquisition	$288,000	$—

Goodwill acquired in business acquisitions	$225,959	$—

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$549,356	$—

Reduction in proceeds from sale of building for loan, prepaid rent, and other accrued expenses	$5,474,347	$—

Payments to vendors directly from proceeds of sale of common stock	$334,703	$—

Issuance of common stock upon exercise of re-funded warrants	$573	—

Restricted common stock grant	$80	$35

Reverse stock split rounding issuances	$—	$24

Restricted common stock forfeitures	$51	$4

Debt discount on convertible note	$—	$3,000,000

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

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC (“Digital Ally Healthcare”), TicketSmarter, Inc. (“TicketSmarter”), Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc. (“Kustom 440”), Kustom Entertainment, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 14.

Business Combination

In June 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clover Leaf Capital Corp., a Delaware corporation (Nasdaq: CLOE) (“Clover Leaf”), CL Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf in accordance with the terms and conditions of the Merger Agreement, and Kustom Entertainment, Inc., a Nevada corporation, a wholly owned subsidiary of the Company, with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (“Kustom”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Kustom, with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. Upon the Closing which is subject to the approval of Clover Leaf’s shareholders and the satisfaction or waiver of certain other customary closing conditions, the common stock of the combined company was expected to be listed on the Nasdaq under a mutually agreed new ticker symbol that reflects the name “Kustom Entertainment”.

On November 8, 2024, Clover Leaf and Kustom mutually agreed to terminate their previously announced Merger Agreement and Plan of Merger effective as of November 7, 2024 by entering into a mutual termination and release agreement among the parties. The parties released each other of all obligations related to the Merger Agreement.

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

The balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Liquidity and Going Concern

During the second quarter of 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This update provided U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods. In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern within 12 months after the Company’s financial statements were issued (December 30, 2024). Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due before December 30, 2025.

The Company has experienced net losses and cash outflows from operating activities since inception. For the nine months ended September 30, 2024, the Company had a net loss attributable to common stockholders of $12,485,388, net cash used in operating activities of $4,086,023, $392,523 provided by investing activities and $3,330,482 provided by financing activities. The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed, and obtain it on terms acceptable or favorable to the Company.

The Company is pursuing a significant capital raise to provide funding for its short and long-term liquidity needs. The Company has implemented an enhanced quality control program to detect and correct product issues before they result in significant rework expenditures affecting its gross margins and has seen progress in that regard. The Company has also implemented a marketing and advertisement reduction plan for its entertainment segment, which will focus on reducing and alleviating current obligations from its media marketing agreements and place a hold on entering into any new agreements. The Company believes that its quality control, cost-cutting initiatives, and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

Management has evaluated the significance of the conditions described above in relation to the Company’s ability to meet its obligations and concluded that, without additional funding, the Company will not have sufficient funds to meet its obligations within one year from the date the unaudited condensed consolidated financial statements were issued. Such factors raise substantial doubt about the Company’s ability to sustain operations for at least one year from the issuance of these financial statements. The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the nine months ended September 30, 2024, the Company recognized revenue of $2.0 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	September 30, 2024
	December 31, 2023	Additions/ Reclass	Recognized Revenue	September 30, 2024
Contract liabilities, current	$2,937,168	$1,689,038	$(557,628)	$4,068,578
Contract liabilities, non-current	7,340,459	761,421	(1,476,186)	6,625,694

	$10,277,627	$2,450,459	$(2,033,814)	$10,694,272

	September 30, 2023
	December 31, 2022	Additions/ Reclass	Recognized Revenue	September 30, 2023
Contract liabilities, current	$2,154,874	$2,133,969	$(1,536,860)	$2,751,983
Contract liabilities, non-current	5,818,082	1,943,313	(626,848)	7,134,547

	$7,972,956	$4,077,282	$(2,163,708)	$9,886,530

Sales returns and allowances aggregated $86,370 and $117,713 for the nine months ended September 30, 2024 and September 30, 2023, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2024 and December 31, 2023, the uninsured balance amounted to $0 and $29,700, respectively.

Restricted Cash:

Restricted cash of $-0- and $97,600 was included in other assets as of September 30, 2024 and December 31, 2023, respectively. Restricted cash consists of bank deposits that collateralize a debt obligation. Such debt obligation was paid off as of September 30, 2024.

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

Goodwill and Other Intangibles:

Goodwill - In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill. In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of December 31st, and more frequently if events and circumstances indicate that goodwill might be impaired.

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

The Company determines the fair value of its reporting units using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Under the market approach, we estimate the fair value based on multiples of comparable public companies and precedent transactions. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of December 31, 2023 and concluded that there was no impairment. Subsequent to completing our 2023 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test until the three months ended September 30, 2024, when events occurred that we considered triggering events.

During the third fiscal quarter of 2024, management determined that triggering events had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of September 30, 2024. Refer to NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS for additional details on the interim impairment test, valuation methodologies, and inputs used in the fair value measurements.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,638,063	$3,044,653
Work-in-process– video solutions segment	11,565	20,396
Finished goods – video solutions segment	3,533,839	4,623,489
Finished goods – entertainment segment	364,641	699,204
Subtotal	6,548,108	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(4,144,749)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(78,241)	(186,795)
Total inventories	$2,325,118	$3,845,281

NOTE 3. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	September 30, 2024	December 31, 2023
Economic injury disaster loan (EIDL)	$145,328	$147,781
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	129,651
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	58,819
Revolving Loan Agreement	—	4,880,000
Commercial Extension of Credit- Entertainment Segment	295,000	87,928
Merchant Advances – Video Solutions Segment	2,091,500	1,350,000
Merchant Advances – Entertainment Segment	1,364,986	—
Unamortized debt issuance costs	(315,955)	(540,429)
Debt obligations	3,580,859	6,113,750
Less: current maturities of debt obligations	3,438,910	1,260,513
Debt obligations, long-term	$141,949	$4,853,237

Debt obligations mature on an annual basis as follows as of September 30, 2024:

September 30, 2024
2024 (October 1, 2024 to December 31, 2024)	$3,436,363
2025	3,412
2026	3,542
2027	3,677
2028 and thereafter	133,865

Total	$3,580,859

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

The Company made principal payments of $2,453 during the nine months ended September 30, 2024 and recorded interest expense of $1,368 and $4,126 for the three and nine months ended September 30, 2024.

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

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totalled $290,073. The estimated fair value of the June Contingent Note at September 30, 2024 is $-0-, representing a reduction in its estimated fair value of $58,819 as compared to its estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the nine months ended September 30, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the nine months ended September 30, 2024.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totalled $681,907. The estimated fair value of the August Contingent Note at September 30, 2024 is $-0-, representing a decrease in its estimated fair value of $129,651 as compared to is estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the nine months ended September 30, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the nine months ended September 30, 2024.

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

The Lender retains 25% of each remittance owed to Borrower under the terms of the Private Label Agreement. Such remittances includes regular weekly remittances and any additional incentive payments to which the Borrower may be entitled. The 25% withholding of the Borrower’s applicable remittance is deemed a “Payment” under the terms of this Note, and Payments shall continue until the earlier of (i) repayment of the Principal Sum, accrued Interest, and a fee of $35,000 or (ii) expiration of the Private Label Agreement on December 31, 2023.

During the nine months ended September 30, 2024, the Entertainment segment Company’s Entertainment segment repaid the outstanding principal of $87,928 and did not renew this agreement.

2024 Commercial Extension of Credit

On January 22, 2024, the Company’s Entertainment segment entered into an extension of credit in the form of a loan to use in marketing and operating its business in accordance with the Ticket Solution Agreement. The Lender, Ticket Evolution, Inc., agreed to extend, subject to the conditions hereof, and Borrower agreed to take, an advance for a sum of $75,000 with monthly advances of $100,000.

The advances made are recoupable from client service fees with no more than $25,000 being recouped in any one week. The total advances received for the nine months ended September 30, 2024 were $975,000 and payments made totalled $900,000. The outstanding balance as of September 30, 2024 was $75,000.

On August 7, 2024 and as amended on September 25, 2024, the Company’s Entertainment segment entered into an extension of credit (the “Agreement”) with Vegas Tickets in the form of a prepayment for the rights to acquire certain Major League Baseball and National Football League playoff and season tickets. Vegas Tickets agreed to advance, subject to the conditions of the Agreement, and the Company’s Entertainment segment agreed to take, an advance for a sum of $200,000. Under the Agreement, the Company’s Entertainment segment has the right to reacquire the tickets for a cash amount of $220,000 by November 1, 2024. The repurchase date was extended to December 1, 2024 by an amendment dated October 31, 2024.

The Company’s Entertainment segment intends to repurchase the tickets and has recorded the cash repurchase obligation amount of $220,000 as the outstanding extension of credit balance as of September 30, 2024, with $20,000 of such amount recorded as interest expense during the three and nine months ended September 30, 2024.

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

Terms at April 5, 2023 (issuance date)
Volatility – range	106.0%
Risk-free rate	3.36%
Dividend	0%
Remaining contractual term	5.0 years
Exercise price	$5.50 – 7.50
Common stock issuable under the warrants	1,125,000

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

On August 12, 2024, the Company sold the Mortgaged Property and paid off the $4,880,000 outstanding principal balance together with all accrued and unpaid interest. In addition, upon origination of the Revolving Loan, the Company recorded debt issuance costs of $188,255 which was fully amortized as of the date the Mortgage was paid in full. The remaining unamortized discount was $-0- and $171,258 as September 30, 2024 and December 31, 2023, respectively.

Merchant Cash Advances – Video Solutions Segment

In November 2023, the Company obtained a short-term merchant advance, which totalled $1,050,000, from a single lender to fund operations. These advances included origination fees totalling $50,000 for net proceeds of $1,000,000. The advance is, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,512,000 to the lender. The loan bears interest at 2.9% per week.

During the nine months ended September 30, 2024, the Company made repayments totalling $1,382,500 and received additional proceeds of $1,144,000. The Company refinanced this loan in April 2024 resulting in the additional proceeds received during the nine months ended September 30, 2024. The refinancing was deemed to be an extinguishment of debt and a loss on extinguishment of debt was recorded during the nine months ended September 30, 2024 of $68,827.

As of September 30, 2024 the outstanding principal balance was $2,091,500 which is expected to be repaid in 2024 and early 2025. As of September 30, 2024 the remaining discount balance was $52,538.

The remaining unamortized discount was $52,538 and $369,171 as September 30, 2024 and December 31, 2023, respectively.

Merchant Cash Advances – Entertainment Segment

On March 1, 2024, the Company obtained a short-term merchant advance, which totalled $1,000,000, from a single lender to fund operations. These advances included origination and issuance fees totalling $85,000 for net proceeds of $915,000. The advance is, for the most part, is secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,425,000 to the lender. The loan bears interest at an 40.4523% annual effective rate based on latest debt modification. During the three and nine months ended September 30, 2024, the Company made repayments totalling $803,850 and $855,749, respectively.

The Company modified/amended the underlying loan agreement twice during the three months ended September 30, 2024, resulting in additional proceeds totalling $393,836. The modifications were both deemed to be extinguishments of debt resulting in a $310,505 total loss on the extinguishment of debt during the three and nine months ended September 30, 2024. As of September 30, 2024 the outstanding balance was $1,101,569 which is expected to be repaid in 2024. See NOTE 16. SUBSEQUENT EVENTS for an update to this matter.

The remaining unamortized discount was $263,417 and $-0- as September 30, 2024 and December 31, 2023, respectively.

The Company entered into the original agreement on March 1, 2024. On July 13, 2024, the Company entered into a letter agreement with the Purchaser, amending the terms of the note agreement, and on September 12, 2024, the Company entered into a second letter agreement further amending the terms of the note agreement

On July 13, 2024, the Company entered into a Letter Agreement with the note holder, which modified the note payable by increasing the principal amount of the note payable from $1,425,000 to $1,725,000; provided, however, that if the Borrowers repay the Note in full on or before August 15, 2024, then the principal amount of the Note shall be reduced automatically by $100,000. Pursuant to the Letter Agreement, the Borrowers’ failure to adhere to certain repayment requirements of the underlying note purchase agreement did not constitute an event of default, as defined in the note purchase agreement. Pursuant to the modified/amended note, the Company agreed to make a cash payment to the note holder in the amount of $150,000 on or before July 26, 2024. The Company also agreed to sell or enter into a firm commitment to sell the office building owned by the Company and pay to the Purchaser: (i) $325,000, if the Company sells or enters into a firm commitment to sell the building on or before August 7, 2024; or (ii) $400,000, if the Company sells or enters into a firm commitment to sell the building after August 7, 2024. Pursuant to the modified/amended note, the Company’s failure to sell or enter into a firm commitment to sell the building prior to September 1, 2024 shall constitute an event of default, as defined in the note purchase agreement. The Company also agreed to pay to the note holder $100,000 per month until the modified/amended note is repaid in full, with the first such payment occurring on August 12, 2024, and each subsequent payment occurring on the 12th calendar day of each month thereafter.

On September 25, 2024, the Company and the note holder agreed to an amended and restated senior secured promissory note with a new principal amount of up to $2,000,000. The amended note evidences the new principal amount and amends and restates in its entirety, the terms and provisions of the Note. Pursuant to the amended note the Company promised to pay to the note holder the new principal amount, together with accrued interest or the amount outstanding under the amended note from time to time, to be computed from the date of the amended note at the rates and in the amounts set forth in the amended note. The amount of the unpaid balance, including such interest, that shall be due and payable under the Amended Note may increase and decrease as advances and payments are made thereunder. The Amended Note bears interest at a rate of 1.58% per month.

The Company can request advances in writing to the note holder and upon approval by the note holder to be determined in its sole discretion, (but which shall not be unreasonably withheld), the note holder can either make payment directly to specified vendor(s) or other creditors on behalf of the Company or deposit the advance into the Company’s account.

The amended note, requires the Company to repay the amended note, in full, on the earlier of (i) November 1, 2024, and (ii) the consummation of the merger between Kustom Entertainment and CL Merger Sub, Inc. (“CL Merger Sub”) pursuant to the merger agreement among the Company, Kustom Entertainment, Clover Leaf Capital Corp. the Company is also required to pay in arrears in cash an amount equal to 50% of revenues from all ticket sales generated by Kustom Entertainment, up to nine thousand tickets sold, and thereafter equal to 10% of all revenues from all ticket sales until the earlier of the date on which the amended note is repaid in full or the November 1, 2024 maturity date. The Company has the right, but not the obligation, under the amended note to prepay the amended note, upon written notice to the Company, by payment in full of the entire outstanding principal balance plus interest.

Furthermore, pursuant to the amended note, the parties agreed to extend the repayment date of $100,000, by the Company to the note holder, from September 26, 2024, to October 10, 2024. As further described in NOTE 16. SUBSEQUENT EVENTS this payment was not made on a timely basis, however, the Note was paid in full on November 7, 2024.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,266,073	$1,266,073
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	—	—
	$—	$—	$1,266,073	$1,266,073

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,369,738	$1,369,738
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	188,470	188,470
	$—	$—	$1,558,208	$1,558,208

The following table represents the change in Level 3 tier value measurements for the three months ended September 30, 2024:

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2023	$188,470	$1,369,738

Issuance of warrant derivative liabilities	—	2,075,300

Change in fair value of warrant derivative liabilities	—	(2,178,965)

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(188,470)	—

Change in fair value of contingent consideration promissory notes - Revenue Cycle Management Acquisitions	—	—

Balance, September 30, 2024	$—	$1,266,073

NOTE 5. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Accrued warranty expense	$11,615	$17,699
Accrued litigation costs	2,040,292	2,040,292
Accrued payroll and related fringes	585,030	367,826
Accrued sales returns and allowances	93,170	117,713
Accrued taxes	116,463	150,981
Accrued interest - related party	385,390	95,031
Customer deposits	227,885	219,462
Other	136,835	260,326
	$3,596,680	$3,269,330

Accrued warranty expense was comprised of the following for the nine months ended September 30, 2024:

Beginning balance	$17,699
Provision for warranty expense	38,898
Charges applied to warranty reserve	(44,982)

Ending balance	$11,615

NOTE 6. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2024 and 2023 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2024, primarily because of the Company’s history of operating losses.

The Company has incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2024. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it is determined to continue to provide a 100% valuation allowance on its net deferred tax assets. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. The Company has available to it approximately $140.9 million (based on its December 31, 2023 tax return) in net operating loss carryforwards to offset future taxable income as of September 30, 2024.

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	Estimated Useful Life	September 30, 2024	December 31, 2023
Building	25 years	$—	$4,537,037
Land	Infinite	—	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	780,492	2,065,092
Warehouse and production equipment	3-7 years	237,141	29,055
Demonstration and tradeshow equipment	3-7 years	77,791	87,987
Building improvements	5-7 years	20,935	1,328,654
Total cost		1,116,359	8,787,559
Less: accumulated depreciation and amortization		(671,756)	(1,503,857)

Net property, plant and equipment		$444,603	$7,283,702

Depreciation expense for the three months ended September 30, 2024 and September 30, 2023 was $127,474 and $188,100, respectively, and is included in general and administrative expenses. Depreciation expense for the nine months ended September 30, 2024 and September 30, 2023 was $471,307 and $533,992, respectively, and is included in general and administrative expenses.

During the nine months ended September 30, 2024 the Company engaged a broker and sold its aircraft for $1,100,000 less closing costs of $1,500. The carrying amount of the aircraft on the date of sale was $1,141,661. As a result of the sale the Company recorded a loss of $41,661 in the Consolidated Statement of Operations.

During the three and nine months ended September 30, 2024 the Company engaged a broker and sold its building for $5,900,000 less closing costs of $7,194. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $431,183 in the Consolidated Statement of Operation during the three and nine months ended September 30, 2024.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024				December 31, 2023
	Gross value	Accumulated amortization	Accumulated Impairment	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$151,652	$23,907	$—	$127,745	$225,545	$89,887	$135,658
Patents and trademarks (video solutions segment)	483,521	355,314	—	128,207	483,521	266,403	217,118
Sponsorship agreement network (entertainment segment)	5,600,000	3,453,333	—	2,146,667	5,600,000	2,613,333	2,986,667
SEO content (entertainment segment)	600,000	462,500	—	137,500	600,000	350,000	250,000
Personal seat licenses (entertainment segment)	117,339	12,060	—	105,279	180,081	14,004	166,077
Software	23,653	—	—	23,653
Website enhancements (entertainment segment)	35,900	6,841	—	29,059	13,500	—	13,500
Client agreements (revenue cycle management segments)	999,034	301,695	—	697,339	999,034	226,768	772,266
	8,011,099	4,615,650	—	3,395,449	8,101,681	3,560,395	4,541,286

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507	5,886,548	—	5,886,548
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966	5,480,966	—	5,480,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	91,623	—	—	91,623	1,622	—	1,622

Total	$20,596,195	$4,615,650	$4,830,000	$11,150,545	$20,070,817	$3,560,395	$16,510,422

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization expense for the three months ended September 30, 2024 and 2023 was $371,772 and $377,485, respectively and $1,106,939 and $1,122,635 for the nine months ended September 30, 2024 and 2023, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2024 (October 1, 2024 to December 31, 2024)	$371,227
2025	1,418,272
2026	913,733
2027	116,387
2028 and thereafter	575,830
$3,395,449

Interim impairment test

We performed an interim impairment test as of the last day of the fiscal third quarter of 2024 as management determined that a triggering event had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the fact that the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the September 30, 2024 for our reporting units with remaining goodwill.

The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 21% to 32.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, for all of the reporting units.

The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 20% premium or greater. Based on our most recent impairment test, the video solutions reporting unit’s fair value was substantially in excess of its carrying value, while the revenue cycle management and entertainment segments were determined to be impaired.

We held goodwill of $5,480,966 as of September 30, 2024 and December 31, 2023, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 and $5,886,548 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of September 30, 2024.

Indefinite-lived intangible assets

We held indefinite-lived trade names/trademarks of $900,000 and $600,000 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment.

During the three months ended September 30, 2024, we concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue and operating performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of September 30, 2024.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

On May 31, 2022, the Company filed a lawsuit against Culp McAuley, Inc. (“Culp McAuley”) and four individuals (Brandon Culp, Campbell McAuley, Mark Depew and Larry Roberts) (collectively the “defendants”) in the United States District Court for the District of Kansas, seeking monetary damages and injunctive relief based on certain conduct by the defendants. On July 18, 2022, Culp McAuley filed its Answer to the Company’s Verified Complaint and included Counterclaims alleging breach of contract and seeking monetary damages. On August 8, 2022, the Company filed its Reply and Affirmative Defenses to the Counterclaims by, among other things, denying the allegations and any and all liability.

On December 20, 2022, the Company filed a motion for leave to file a second amended complaint to add additional claims against the defendants to avoid fraudulent transfers, to pierce the corporate veil of Culp McAuley, and for remedies related to the claims for fraudulent transfers and piercing the corporate veil. On December 22, 2022, the Court issued an Order granting the Company’s motion for leave to file a second amended complaint, which was filed with the Court on December 27, 2022. Because Culp McAuley’s original counsel withdrew, Culp McAuley was ordered to obtain new counsel on or before December 2, 2022. On December 5, 2022, the Court ordered that Culp McAuley show cause in writing by December 21, 2022, why the Court should not direct the Clerk to enter default against it. On December 22, 2022, the Court directed the Clerk to enter default against Culp McAuley. On February 21, 2023, the Clerk entered default against Culp McAuley.

In February and March, 2023, defendants Larry Roberts and Mark Depew filed separate motions to dismiss, respectively. The Company opposed both motions. On July 7, 2023, the Court issued an Order granting Roberts’ motion to dismiss and denying Depew’s motion to dismiss. On December 7, 2023, the Company filed an application for the Clerk’s entry of default against defendant Brandon Culp. On December 13, 2023, the Clerk entered default against Brandon Culp.

On January 5, 2024, the Company filed a motion for summary judgment against defendants Campbell McAuley and Mark Depew. On the same date, the Company also filed separate motions for default judgment against Culp McAuley and Brandon Culp, respectively. On January 5, 2024, defendant Mark Depew filed a motion for summary judgment against the Company. On May 17, 2024, the Court issued Orders which, respectively, (i) granted defendant Mark Depew’s motion for summary judgment against the Company; (ii) denied the Company’s motion for summary judgment against Depew; (iii) granted the Company’s motion for summary judgment against defendant Campbell McAuley; and (iv) granted the Company’s motions for default judgment against defendants Culp McAuley and Brandon Culp. Finding that defendants Brandon Culp and Campbell McAuley were each the alter ego of Culp McAuley, on June 4, 2024, the Court entered judgment in favor of the Company in the amount of $3,999,984 against Culp McAuley, Brandon Culp, and Campbell McAuley, jointly and severally (the “judgment”). The Company is currently uncertain as to what amount, if any, of the judgment amount it will ultimately be able to recover.

On June 14, 2024, the Company filed a Notice of Appeal to the United States Court of Appeals for the Tenth Circuit from the Court’s May 17, 2024 Order that granted summary judgment in favor of Mark Depew. On December 10, 2024, the Company and Depew filed a Stipulation of Dismissal in the Tenth Circuit that ended the appeal after the Company and Depew reached a settlement.

In March 2024, the Company filed a complaint against Larry Roberts (“defendant”) in the Superior Court of the State of California, County of Orange. The lawsuit arises from the defendant’s multiple breaches of his obligations to the Company. The Company seeks monetary damages based on certain conduct by the defendant. On May 28, 2024, the defendant filed a motion to strike portions of the complaint and a motion for demurrer. On October 4, 2024, the Court sustained in part and overruled in part defendant’s motion for demurrer. The Court further denied the defendant’s motion to strike in its entirety. The case is pending.

As of September 30, 2024, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case (when taking into account, among other things, the uncertainty of recovering the judgment amount owed to the Company by Culp McAuley, Brandon Culp and Campbell McAuley, jointly and severally), our estimate of the aggregate reasonably possible loss (in excess of any accrued amounts) was approximately $1.8 million. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

While the ultimate resolution is unknown, based on the information currently available, we do not expect that the pending lawsuit or the enforcement of the judgment will have a material adverse effect on our operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of the pending lawsuit or enforcement of the judgment will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows.

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

Management of the Company has resolved to take commercially reasonable steps to fill the vacancy on the Board with a new director who qualifies as independent under the Nasdaq Listing Rules as soon as is practical and anticipates regaining compliance during the Cure Period. However, there can be no assurance that the Company will be able to satisfy Nasdaq Listing Rule 5605 or will otherwise be in compliance with other Nasdaq listing criteria. See NOTE 16. SUBSEQUENT EVENTS for additional information pertaining to this matter.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $(27,789) and $84,586 for the three months ended September 30, 2024 and 2023, and $73,678 and $378,917 for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of September 30, 2024.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

A summary of all stock option activity under the Plans for the nine months ended September 30, 2024 is as follows:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at December 31, 2023	53,600	$45.55
Granted	—	—
Exercised	—	—
Forfeited/expired	(1,100)	(65.00)
Outstanding at September 30, 2024	52,500	$45.14
Exercisable at September 30, 2024	52,500	$45.14

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2024 and 2023.

The aggregate intrinsic value of options outstanding was $-0- and $-0-, at September 30, 2024 and December 31, 2023, respectively. The aggregate intrinsic value of options exercisable was $-0- and $-0-, at September 30, 2024 and December 31, 2023, respectively.

As of September 30, 2024, the unrecognized portion of stock compensation expense on all existing stock options was $-0-.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2024:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	5.9 years	37,000	5.9 years
$50.00 to $69.99	14,000	4.0 years	14,000	4.0 years
$70.00 to $89.99	1,500	1.6 years	1,500	1.6 years

	52,500	5.2 years	52,500	5.2 years

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

A summary of all restricted stock activity under the Plans for the three months ended September 30, 2024 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, December 31, 2023	53,875	$11.27
Granted	80,197	2.12
Vested	(32,250)	(10.87)
Forfeited	(51,072)	(2.91)
Nonvested balance, September 30, 2024	50,750	$5.48

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of grant. As of September 30, 2024, there were $88,399 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next forty-two months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of Shares

2024 (October 1, 2024 through December 31, 2024)	—
2025	35,250
2026	6,500
2027	5,000
2028	4,000

NOTE 11. COMMON STOCK PURCHASE WARRANTS

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liability relative to the 2023 Purchase Warrants as of their date of issuance and as of September 30, 2024:

	Issuance date assumptions	September 30, 2024 assumptions
Volatility – range	106.0%	106.6%
Risk-free rate	3.36%	3.58%
Dividend	0%	0%
Remaining contractual term	5.0 years	3.5 years
Exercise price	$5.50 – 7.50	$5.50 – 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

2024 Purchase Warrants

On June 25, 2024, the Company issued Series A and prefunded warrants to purchase a total of 1,768,227 shares of Common Stock along with the sale of common stock. The Company also issued Series B Warrants that will be exercisable at any time or times on or after the date Stockholder Approval is obtained. Both the Series A and Series B warrants have reset provisions that are activated upon the date Stockholder Approval is obtained. See NOTE 16. SUBSEQUENT EVENTS for further information on such reset provisions. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

During the three and nine months ended September 30, 2024, the prefunded warrants to purchase 573,008 shares of common stock were fully exercised.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the derivative liability relative to the 2024 Purchase Warrants as of their date of issuance and as of September 30, 2024:

	Issuance date assumptions	September 30, 2024 assumptions
Volatility – range	72.1 - 101.1%	106.6%
Risk-free rate	4.25 – 5.46%	3.58%
Dividend	0%	0%
Remaining contractual term	0.1 - 5.0 years	4.7 years
Exercise price	$2.51	$2.51
Common stock issuable under the warrants	1,768,227	1,195,219

The following table summarizes information about shares issuable under all warrants outstanding during the nine months ended September 30, 2024:

	Warrants	Weighted average exercise price
Vested Balance, December 31, 2023	1,125,000	$6.50
Granted	1,768,227	2.51
Exercised	(573,008)	(2.51)
Forfeited/cancelled	—	—
Vested Balance, September 30, 2024	2,320,219	$4.44

The total intrinsic value of all outstanding warrants aggregated $-0- as of September 30, 2024. The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of September 30, 2024:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$5.50	375,000	3.5 years
$6.50	375,000	3.5 years
$7.50	375,000	3.5 years
$2.51	1,195,219	4.7 years

	2,320,219	4.1 years

NOTE 12. STOCKHOLDERS’ EQUITY

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

2024 Private Placement Transaction

On June 24, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of approximately $2.9 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement.

As part of the Private Placement, the Company issued an aggregate of 1,195,219 units and pre-funded units (collectively, the “Units”) at a purchase price of $2.51 per unit (less $0.0001 per pre-funded unit). Each Unit consists of (i) one share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrants”)), (ii) one Series A warrant to purchase one share of Common Stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date and in accordance with the terms therein (the “Series B Warrant”, and together with the Series A Warrant, the “Warrants”).

Cancellation of Restricted Stock

During the nine months ended September 30, 2024 and 2023, the Company cancelled 51,072 and 3,625 shares due to termination of employees, respectively.

Exercise of Prefunded Warrants

During the nine months ended September 30, 2024, the prefunded warrants to purchase 573,008 shares of common stock were fully exercised.

Reverse Stock Split

On February 6, 2023, we filed a Certificate of Amendment to the Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of the shares of our common stock. The Reverse Stock Split was effective as of time of filing. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares of our Common Stock that would have otherwise resulted from the Reverse Stock Split were rounded up to the nearest whole number. In connection with the Reverse Stock Split, our board approved appropriate and proportional adjustments to all outstanding securities or other rights convertible or exercisable into shares of our Common Stock, including, without limitation, all preferred stock, warrants, options, and other equity compensation rights. All historical share and per-share amounts reflected throughout our condensed consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of our common stock was not affected by the Reverse Stock Split.

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss (income) attributable to noncontrolling interests of consolidated subsidiary of $2,000,206 and $(29,360) for the three months ended September 30, 2024 and 2023, and $1,939,143 and $(228,624) for the nine months ended September 30, 2024 and 2023, respectively.

NOTE 13. COUNTRY STAMPEDE ACQUISITION

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

NOTE 14. SEGMENT DATA

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

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2024, and 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net Revenues:
Video Solutions	$1,196,362	$1,797,348	$4,500,325	$5,596,300
Revenue Cycle Management	1,601,792	1,636,543	4,600,745	5,142,904
Entertainment	1,253,557	2,903,808	6,096,227	11,575,315
Total Net Revenues	$4,051,711	$6,337,699	$15,197,297	$22,314,519

Gross Profit:
Video Solutions	$769,063	$426,795	$1,622,558	$1,740,397
Revenue Cycle Management	666,723	625,114	1,731,860	2,203,220
Entertainment	304,188	174,240	149,386	1,564,361
Total Gross Profit	$1,739,974	$1,226,149	$3,503,804	$5,507,978

Operating Income (loss):
Video Solutions	$(89,055)	$(1,311,143)	$(1,909,246)	$(4,639,316)
Revenue Cycle Management	(4,085,224)	43,202	(3,955,761)	299,010
Entertainment	(1,516,934)	(1,256,681)	(3,987,415)	(2,818,617)
Corporate	(1,691,086)	(2,623,421)	(5,083,070)	(9,102,631)
Total Operating Income (Loss)	$(7,382,299)	$(5,148,043)	$(14,935,492)	$(16,261,554)

Depreciation and Amortization:
Video Solutions	$133,246	$219,955	$520,970	$629,677
Revenue Cycle Management	26,735	26,328	80,164	69,066
Entertainment	339,265	319,302	977,112	957,884
Total Depreciation and Amortization	$499,246	$565,585	$1,578,246	$1,656,627

	September 30, 2024	December 31, 2023
Assets (net of eliminations):
Video Solutions	$16,876,673	$26,396,559
Revenue Cycle Management	1,969,225	2,260,376
Entertainment	6,037,666	6,324,211
Corporate	7,379,605	12,047,663
Total Identifiable Assets	$32,263,169	$47,028,809

The segments recorded noncash items effecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $4,144,749 and a reserve for the entertainment segment of $78,241 as of September 30, 2024.

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

NOTE 15. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totalling $294,715 and $404,483 as of September 30, 2024 and $265,241 as of December 31, 2023 and management fees in accordance with the operating agreement of $6,877 as of September 30, 2024 and $36,502 as of December 31, 2023. The Company recorded management fees of $29,280 and $20,062 for the nine months ended September 30, 2024 and 2023.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of September 30, 2024, the entire TicketSmarter Related Party note is $2,700,000, is classified as current, with an accrued interest balance of $384,545. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received to resolve such outstanding payables is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

Company Related Party Note

On August 22, 2024, Digital Ally’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. The transaction was recorded as a related party note payable (the “Company Related Party Note”). The Company Related Party Note bears interest at the prime Rate (8.00% as of September 30, 2024) per annum with repayment due on demand. As of September 30, 2024, the entire Company Related Party note of $100,000, is classified as current, with an accrued interest balance of $854.

NOTE 16. SUBSEQUENT EVENTS

Default and Reservation Letter

On March 1, 2024, the Company entered into a Note Purchase Agreement (the “Agreement”), by and between the Company and its wholly-owned subsidiary of the Company (the “Borrowers”), and Mosh Man, LLC, (the “Purchaser”), pursuant to which the Borrowers issued to the Purchaser a Senior Secured Promissory Note (the “Original Note”), as modified pursuant to a Letter Agreement dated July 13, 2024, as further modified by a Letter Agreement dated September 12, 2024, and as further modified pursuant to an Amended and Restated Promissory Note, dated September 25, 2024 (the “Amended Note”, and together with the Original Note, the “Note”). In connection with the Agreement, the Borrowers entered into a security agreement by and between the Borrowers, as grantor, and the Purchaser, as grantee.

On October 22, 2024, the Company received a Default and Reservation Letter (the “Default Notice”) from counsel for the administrative agent for the Note, (i) notifying the Company that it is in default under the Note for, among other reasons, failing to make a $100,000 payment that was due on October 10, 2024, (ii) accelerating all principal and interest payments due under the Note, and (iii) demanding the Borrowers enter into a lockbox control agreement within ten (10) business days of the date of the Default Notice. As of the date of the Default Notice, the outstanding obligation of the Company under the Note was approximately $1,600,000.

On October 24, 2024, the Company received a Notice of UCC Article 9 Public Sale (the “Sale Notice”) from counsel to the administrative agent for the Note notifying the Company that it intended to conduct a public sale of the collateral securing the Company’s obligations under the Note and Security Agreement on November 5, 2024.

As further described below, the Company raised sufficient funds through a private placement which closed on November 7, 2024, to repay the Note in full. The Company’s full repayment of the outstanding obligations under such promissory note effectively cured all defaults under the Agreement and terminated the public sale process of the collateral securing the Borrowers’ obligations thereunder.

Securities Purchase Agreement

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to such Purchasers, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000 (the “Notes”), and (ii) 808,377 shares (the “Commitment Shares”) of the Company’s common stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024 (the “Closing Date”).

Pursuant to the SPA, the Company was required to use approximately $2,015,623 of the net proceeds from the private placement to pay, in full, all liabilities, obligations and indebtedness owing by the Company and its subsidiary, Kustom Entertainment, Inc., to Mosh Man, LLC (the “Borrower”).

The Company’s full repayment of the outstanding obligations under such promissory note effectively cured all defaults under the promissory note and terminated the public sale process of the collateral securing the Borrowers’ obligations thereunder.

The Company anticipates that the remaining net proceeds from the Private Placement after repayment of the Mosh Man promissory note, and after deducting placement agent fees and other offering expenses, will meet the Company’s capital needs for approximately three months, subsequent to which the Company anticipates that it will need to raise additional funds to implement its business plan and to service its ongoing operations. The Company also anticipates pursuing the sale of its video solutions business in the short term.

Pursuant to the SPA, the Company is required to file within 30 days of the Closing Date a registration statement with the SEC for a public offering and use its reasonable best efforts to pursue and consummate a follow-on financing transaction within 90 days of the Closing Date. The proceeds of the public offering shall be first used for the repayment of the principal amounts of the Notes. The Company is also required to file within 30 days of the Closing Date a registration statement on Form S-1 (or other appropriate form if the Company is not then S-1 eligible) providing for the resale by the Purchasers of the Commitment Shares issued under the SPA. The Company is required to use commercially reasonable efforts to cause such registration statement to become effective within 60 days following the filing thereof and to keep such registration statement effective at all times until no Purchaser owns any Commitment Shares.

Furthermore, pursuant to the SPA, the Company was required to complete the following: (i) the Company’s board of directors shall approve an amendment to the Company’s bylaws setting the quorum required for a special meeting of stockholders to one-third of all stockholders entitled to vote at such special meeting and (ii) the Company shall file with the SEC a preliminary proxy statement on Schedule 14A announcing a meeting of stockholders for the purpose of approving the Series A and Series B warrants issued by the Company on June 25, 2024.

Senior Secured Promissory Notes

The Notes mature ninety (90) days following their issuance date (the “Maturity Date”) and shall accrue no interest unless and until an Event of Default (as defined in the Notes) has occurred, in which case interest shall accrue at a rate of 14% per annum during the pendency of such Event of Default. In addition, upon customary Events of Default, the Purchasers may require the Company to redeem all or any portion of the Notes in cash with a 125% redemption premium. The Purchasers may also require the Company to redeem all or any portion of the Notes in cash upon a Change of Control, as defined in the Notes, at the prices set forth therein. Upon a Bankruptcy Event of Default (as defined in the Notes), the Company shall immediately pay to the Purchasers an amount in cash representing 100% of all outstanding principal, accrued and unpaid interest, if any, in addition to any and all other amounts due under the Notes, without the requirement for any notice or demand or other action by the Purchaser or any other person.

If the Company engages in one or more subsequent financings while the Notes are outstanding, the Company will be required to use at least 100% of the gross proceeds of such financing to redeem all or any portion of the Notes outstanding. The Company may also prepay the Notes in whole or in part at any time or from time to time. The Notes also contain customary representations and warranties and covenants of each of the parties. Subject to certain exceptions, the Notes are secured by a first lien and continuing security interest in and to the Collateral (as defined in the Notes).

Notice of Failure to Satisfy a Continued Listing Rule

On November 25, 2024, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC, which indicated that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended September 30, 2024, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission.

The Notice states that the Company has until January 24, 2025, to submit to Nasdaq an update to its plan to regain compliance with the Rule. The Notice also indicates that any additional exception to allow the Company to regain compliance with all delinquent filings will be limited to up to 180 calendar days from the due date of the Initial Delinquent Filing, or until May 19, 2025. The Notice has no immediate effect on the listing of the Company’s securities on Nasdaq.

The Company continues to work diligently to complete its Quarterly Report and plans to file its Quarterly Report as promptly as possible to regain compliance with the Rule.

December 20, 2024, the Company received a written notification from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the Company’s closing bid price for its common stock was below $1.00 per share for the prior thirty (30) consecutive business days. The Company has been granted a 180-calendar day compliance period, or until June 18, 2025, to regain compliance with the Minimum Bid Price Requirement. If the Company is not in compliance by June 18, 2025, the Company may be afforded a second 180-calendar day compliance period. If the Company does not regain compliance within such compliance period, including any granted extensions, its common stock may be subject to delisting, which delisting may be appealed to a Nasdaq hearings panel.

Common Stock Warrant Reset

On June 24, 2024, the Company entered into a private placement transaction as previously described in NOTE 12. STOCKHOLDERS’ EQUITY (the “June 2024 Private Placement”). As part of the June 2024 Private Placement, the Company issued an aggregate of 1,195,219 units and pre-funded units at a purchase price of $2.51 per unit (less $0.00001 per pre-funded unit). Each Unit consisted of (i) one share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock), (ii) one Series A warrant to purchase one share of Common Stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date (as defined below) and in accordance with the terms therein. The Pre-Funded Warrants were immediately exercisable at an exercise price of $0.0001 per share of Common Stock and were fully exercised in August 2024. The Series A Warrants became issued and exercisable on and after the date Stockholder Approval was obtained, has an initial exercise price of $2.51 per share of Common Stock and a term of 5 years after the date that the Company obtains Stockholder Approval. Such Stockholder Approval was obtained at the annual meeting of shareholders held on December 17, 2024 as described below. The Series A and B Warrants are now issued and exercisable at any time after the date Stockholder Approval was obtained (December 17, 2024). Both the Series A and B warrants are subject to price and quantity resets based on the lowest daily weighted average trading price of the shares of Common Stock during a period of 20 trading days, subject to a pricing reset floor of $0.502 per share of Common Stock. Based on the Stockholder Approval date of December 17, 2024 and the weighted average trading price experienced, the Series A and B warrants both reset to the floor price of $0.502 per share and the number of shares underlying the Series A Warrants and Series B Warrants were reset to approximately 5,976,095 shares and 4,780,877 shares, respectively. Both the Series A and B warrants are now fully issued and exercisable subsequent to December 17, 2024.

Common Stock Issuance

The Company issued 698,000 shares of common stock subsequent to September 30, 2024, upon the exercise of common stock purchase Series B warrants.

On November 6, 2024, the Company entered into a SPA with certain institutional investors, pursuant to which the Company issued to such institutional investors, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000, and (ii) 808,377 shares of the Company’s common stock, for aggregate gross proceeds of approximately $3.0 million.

Termination of Material Definitive Agreement.

On June 1, 2023, the Company and its wholly owned subsidiary Kustom Entertainment, Inc. (“Kustom”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clover Leaf Capital Corp., (“Clover Leaf”), and their subsidiary whereby Kustom and Clover Leaf would merge.

On November 7, 2024, pursuant to provisions of the Merger Agreement, the Company, Clover Leaf, and related entities the parties entered into a Mutual Termination and Release Agreement (the “Termination Agreement”) to terminate the Merger Agreement. As a result of the Termination Agreement, the Merger Agreement was fully terminated and is of no further force and effect.

Amendments to Company Bylaws

On November 6, 2024, the Company adopted Amendment No. 1 to its Corporate Bylaws with the approval of the Company’s board of directors. The Bylaws were amended to reduce the quorum requirement at any meeting of the Company’s stockholders to thirty-three and one-third percent (33 1/3%) of the stock issued and outstanding and entitled to vote at such meeting.

Annual Meeting

The Company held its annual meeting of stockholders (the “Annual Meeting”) on December 17, 2024 for the following purpose:

1.	To elect four directors;

2.	To ratify the appointment of RBSM LLP as our independent registered public accounting firm;

3.	To approve the transactions contemplated by the securities purchase agreement, entered into as of June 24, 2024, by and between the Company and investors, including, the issuance of 20% or more of our outstanding shares of common stock, par value $0.001 per share (the “Common Stock”) upon (i) exercise of Series A Common Stock Purchase Warrant; and (ii) exercise of Series B Common Stock Purchase Warrant, each dated June 25, 2024; and

4.

To approve a proposal to authorize the board of directors of the Company, in its sole and absolute discretion, and without further action of the stockholders, to file an amendment to our articles of incorporation, to effect a reverse stock split of our issued and outstanding Common Stock at a ratio to be determined by the Board, ranging from one-for-five (1:5) to one-for-twenty (1:20), with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion, but no later than December 16, 2025, when the authority granted in this proposal to implement the reverse stock split would terminate.

All of the above matters were approved by the stockholders at the Annual Meeting on December 17, 2024. As a result, the Notice of Failure to Satisfy a Continued Listing Rule described in NOTE 9. COMMITMENTS AND CONTINGENCIES has been cured with the election of four members to serve on our Board of Directors at the Annual Meeting on December 17, 2024.

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

Results of Operations

Summarized financial information for the Company’s reportable business segments is provided for the indicated periods and as of September 30, 2024, and September 30, 2023:

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Net Revenues:
Video Solutions	$1,196,362	$1,797,348	$4,500,325	$5,596,300
Revenue Cycle Management	1,601,792	1,636,543	4,600,745	5,142,904
Entertainment	1,253,557	2,903,808	6,096,227	11,575,315
Total Net Revenues	$4,051,711	$6,337,699	$15,197,297	$22,314,519

Gross Profit:
Video Solutions	$769,063	$426,795	$1,622,558	$1,740,397
Revenue Cycle Management	666,723	625,114	1,731,860	2,203,220
Entertainment	304,188	174,240	149,386	1,564,361
Total Gross Profit	$1,739,974	$1,226,149	$3,503,804	$5,507,978

Operating Income (loss):
Video Solutions	$(89,055)	$(1,311,143)	$(1,909,246)	$(4,639,316)
Revenue Cycle Management	(4,085,224)	43,202	(3,955,761)	299,010
Entertainment	(1,516,934)	(1,256,681)	(3,987,415)	(2,818,617)
Corporate	(1,691,086)	(2,623,421)	(5,083,070)	(9,102,631)
Total Operating Income (Loss)	$(7,382,299)	$(5,148,043)	$(14,935,492)	$(16,261,554)

Depreciation and Amortization:
Video Solutions	$133,246	$219,955	$520,970	$629,677
Revenue Cycle Management	26,735	26,328	80,164	69,066
Entertainment	339,265	319,302	977,112	957,884
Total Depreciation and Amortization	$499,246	$565,585	$1,578,246	$1,656,627

	September 30, 2024	December 31, 2023
Assets (net of eliminations):
Video Solutions	$16,876,673	$26,396,559
Revenue Cycle Management	1,969,225	2,260,376
Entertainment	6,037,666	6,324,211
Corporate	7,379,605	12,047,663
Total Identifiable Assets	$32,263,169	$47,028,809

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

Consolidated Results of Operations

We experienced operating losses for the nine months of 2024 and all quarters during 2023. The following is a summary of our recent operating results on a quarterly basis:

	For the Three Months Ended:
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Total revenue	$4,051,711	$5,616,235	$5,529,351	$6,228,351	$6,337,699
Gross profit	1,739,974	242,392	1,523,699	549,031	1,226,149
Gross profit margin %	42.9%	4.3%	27.6%	8.8%	19.3%
Total selling, general and administrative expenses	9,122,273	4,156,613	5,162,733	6,528,031	6,374,192
Operating income (loss)	(7,382,299)	(3,914,221)	(3,639,034)	(5,979,000)	(5,148,043)
Operating income (loss) %	(182.2)%	(69.7)%	(65.8)%	(96.0)%	(81.2)%
Net income (loss)	$(5,470,712)	$(5,010,551)	$(3,943,268)	$(7,484,778)	$(3,679,043)

Our business is subject to substantial fluctuations on a quarterly basis as reflected in the significant variations in revenues and operating results in the above table. These variations result from various factors, including but not limited to: (1) the timing of large individual orders; (2) the traction gained by products, such as the recently released FirstVu Pro, FirstVu II, FLT-250, EVO HD, the ThermoVu™ and the Shield™ lines; (3) production, quality and other supply chain issues affecting our cost of goods sold; (4) unusual increases in operating expenses, such as the timing of trade shows and stock-based and bonus compensation; (5) the timing of patent infringement litigation settlements (6) ongoing patent and other litigation and related expenses respecting outstanding lawsuits; and (7) the completion of corporate acquisitions including the recent purchases in the revenue cycle management and entertainment operating segments. We reported a net loss of $5,470,712 on revenues of $4,051,711 for the third quarter of 2024.

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

We are a party to operating leases and license agreements that represent commitments for future payments and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Three Months Ended September 30, 2024 and 2023

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the three months ended September 30, 2024 and 2023, represented as a percentage of total revenues for each such quarter:

	For the three months ended September 30,
	2024	2023
Revenue	100%	100%
Cost of revenue	57%	81%

Gross profit	43%	19%
Selling, general and administrative expenses:
Research and development expense	5%	9%
Selling, advertising and promotional expense	10%	30%
General and administrative expense	91%	61%
Goodwill and intangible asset impairment charge	119%	—

Total selling, general and administrative expenses	225%	101%

Operating loss	(182)%	(81)%

Change in fair value of derivative liabilities	62%	29%
Gain (loss) on extinguishment of liabilities	—%	8%
Gain on sale of property, plant and equipment	11%	—%
Loss on extinguishment of debt	(8)%	—%
Other income and interest income (expense), net	(18)%	(15)%

Income (loss) before income tax benefit	(135)%	(59)%
Income tax (provision)	—%	—%

Net income/(loss)	(135)%	(59)%

Net income (loss) attributable to noncontrolling interests of consolidated subsidiary	49%	—%

Net income (loss) attributable to common stockholders	(86)%	(59)%

Net income/(loss) per share information:
Basic	$(0.91)	$(1.32)
Diluted	$(0.91)	$(1.32)

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

Our video operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	For the three months ended September 30,
	2024	2023
Product Revenues:
Video Solutions	$306,245	$977,193
Revenue Cycle Management	—	—
Entertainment	497,700	1,118,044
Total Product Revenues	$803,945	$2,095,237

Product revenues for the three months ended September 30, 2024 and 2023 were $803,945 and $2,095,237 respectively, a decrease of $1,291,292 (62%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The entertainment operating segment generated $497,700 in product revenues for the three months ended September 30, 2024, compared to $1,118,044 for the three months ended September 30, 2023, a decrease of $620,344 (55%). Product revenue relates to the timing of the first Kustom 440 music festival in 2023 that did not recur in 2024, the initial Country Stampede music festival in 2024, as well as the resale of tickets purchased for live events, including sporting events, concerts, and theatre, then sold through various platforms to customers. The decrease in revenues is attributable to a reduction in scope of primary ticket sales by Ticketsmarter as it focuses on higher margin events to improve its gross margins.

●	The Company’s video segment operating segment generated revenues totalling $306,245 during the three months ended September 30, 2024 compared to $977,193 for the three months ended September 30, 2023, a decrease of $670,948 (69%). In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2023 due to the Company not having inventory in–stock to fulfil existing backlog orders, price-cutting and competitive actions by our competitors and adverse marketplace effects related to our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the three months ended September 30,
	2024	2023
Service and Other Revenues:
Video Solutions	$890,117	$820,155
Revenue Cycle Management	1,601,792	1,636,543
Entertainment	755,857	1,785,764
Total Service and Other Revenues	$3,247,766	$4,242,462

Service and other revenues for the three months ended September 30, 2024 and 2023 were $3,247,766 and $4,242,462, respectively, a decrease of $994,696 (23%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $710,580 and $526,401 for the three months ended September 30, 2024 and 2023, respectively, an increase of $184,179 (35%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our slight increase in cloud revenues in the three months ended September 30, 2024. We expect this trend to continue throughout 2024 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $141,716 and $226,056 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $84,340 (37%).

●	Our entertainment operating segment generated service revenues totalling $755,857 and $1,785,764 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $1,029,907 (58%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability.

●	Our revenue cycle management operating segment generated service revenues totalling $1,601,792 and $1,636,543 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $34,751 (2%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. We expect our revenue cycle management segment to continue to present a strong revenue outlook moving forward.

Total revenues for the three months ended September 30, 2024 and 2023 were $4,051,711 and $6,337,699, respectively, a decrease of $2,285,988 (36%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended September 30, 2024, and 2023 was $547,562 and $2,587,750, respectively, a decrease of $2,040,188 (79%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended September 30, 2024, and 2023 were 68% and 124%, respectively. Cost of products sold by operating segment is as follows:

	For the three months ended September 30,
	2024	2023
Cost of Product Revenues:
Video Solutions	$157,336	$957,987
Revenue Cycle Management	—	—
Entertainment	390,226	1,629,763
Total Cost of Product Revenues	$547,562	$2,587,750

The decrease in cost of goods sold for our video solutions segment products was primarily driven by the sale of repair inventory and components as compared to the same period in the prior year. We have been unable to ship backlog due to low inventory levels of finished goods. Cost of product sold as a percentage of product revenues for the video solutions segment decreased to 51% for the three months ended September 30, 2024 as compared to 98% for the three months ended September 30, 2023.

The decrease in entertainment operating segment cost of product sold was driven by the reduction in sponsored events and primary ticket sales as we selectively limited our events presented for the three months ended September 30, 2024 compared to September 30, 2023, resulting in cost of product revenue of $390,226 for the three months ended September 30, 2024, compared to $1,629,763 for the three months ended September 30, 2023. Cost of product sold as a percentage of product revenues for the entertainment segment was 78% for the three months ended September 30, 2024 as compared to 146% for the three months ended September 30, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended September 30, 2024, and 2023 was $1,764,175 and $2,523,800, respectively, a decrease of $759,625 (30%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended September 30, 2024, and 2023 were 54% and 59%, respectively. Cost of service revenues by operating shipment is as follows:

	For the three months ended September 30,
	2024	2023
Cost of Service Revenues:
Video Solutions	$269,962	$382,430
Revenue Cycle Management	935,070	1,011,429
Entertainment	559,143	1,129,941
Total Cost of Service Revenues	$1,764,175	$2,523,800

The decrease in cost of service revenues for our video solutions segment reflects our staffing reductions implemented during 2024 in order to right-size our operations commensurate with our service revenues in the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 30% for the three months ended September 30, 2024 as compared to 47% for the three months ended September 30, 2023.

Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment remained consistent at 58% for the three months ended September 30, 2024 as compared to 62% for the three months ended September 30, 2023.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Cost of service revenues as a percentage of service revenues for the entertainment segment was 74% for the three months ended September 30, 2024 as compared to 63% for the three months ended September 30, 2023.

Gross Profit

Overall gross profit for the three months ended September 30, 2024 and 2023 was $1,739,974 and $1,226,149, respectively, an increase of $513,825 (42%). Gross profit by operating segment was as follows:

	For the three months ended September 30,
	2024	2023

Gross Profit:
Video Solutions	$769,063	$426,795
Revenue Cycle Management	666,723	625,114
Entertainment	304,188	174,240
Total Gross Profit	$1,739,974	$1,226,149

The overall increase is attributable to the improvement in gross profit generated by the video solutions and entertainment segments for the three months ended September 30, 2024 compared to 2023 along with a decrease in the overall cost of sales as a percentage of overall revenues to 57% for the three months ended September 30, 2024 from 81% for the three months ended September 30, 2023. Our goal is to continue to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficiently management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9,122,273 and $6,374,192 for the three months ended September 30, 2024 and 2023, respectively, an increase of $2,748,081 (43%). The increase was primarily attributable to the goodwill and intangible asset impairment charge recorded during the 2024 period offset by a reduction in new sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales increased to 225% for the three months ended September 30, 2024 compared to 101% in the same period in 2023. The significant components of selling, general and administrative expenses are as follows:

	For the three months ended September 30,
	2024	2023
Research and development expense	$210,818	$564,146
Selling, advertising and promotional expense	414,727	1,932,982
General and administrative expense	3,666,728	3,877,064
Goodwill and intangible asset impairment charge	4,830,000	—

Total	$9,122,273	$6,374,192

Research and development expense. Our research and development expenses totalled $210,818 and $564,146 for the three months ended September 30, 2024 and 2023, respectively which represents a decrease of $353,328 (63%). We have focused on controlling our expenditures on bringing new products to market, including updates and improvements to current products in response to our decline in revenues. The decrease in research and development expense reflects the large cut-back in our engineering staff and research activities in order to right-size our expenses in this area with our revenues.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totalled $414,727 and $1,932,982 for the three months ended September 30, 2024 and 2023, respectively, a decrease of $1,518,255 (79%). The decrease in selling, advertising and promotional expenses reflects the large cut-back in selling staff and promotional and advertising activities in order to right-size our expenses in this area with our revenues. In addition, the decrease is attributable to the reduction in new sponsorships being entered into by the Company and its subsidiary TicketSmarter.

General and administrative expense. General and administrative expenses totalled $3,666,728 and $3,877,064 for the three months ended September 30, 2024 and 2023, respectively. The decrease in general and administrative expenses in the three months ended September 30, 2024 compared to the same period in 2023 is primarily attributable to a decrease in administrative salaries and reductions in headcount in order to right-size our expenses in this area with our revenues. The decrease in general and administrative expenses was offset by a substantial increase legal and professional expenses for the three months ended September 30, 2024 compared to the same period in 2023 due to the failed merger with CloverLeaf and various capital raises we have undertaken.

Goodwill and intangible asset impairment charge. We performed an interim impairment test as of the last day of the fiscal third quarter of 2024 as management determined that a triggering event had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the fact that the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the September 30, 2024 for our reporting units with remaining goodwill.

As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and entertainment reporting units exceeded their estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, representing a portion of the goodwill balance for the revenue cycle management segment, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. In addition, we recorded a non-cash goodwill impairment charge of $307,000, representing a portion of the goodwill balance for the entertainment segment, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the entertainment reporting unit since our annual impairment testing date, as well as a delay in the projected timing of recovery.

During the three months ended September 30, 2024, we concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of September 30, 2024.

Operating Loss

For the reasons stated above, our operating loss was $7,382,299 and $5,148,043 for the three months ended September 30, 2024 and 2023, respectively, an increase of $2,234,256 (43%). Operating loss as a percentage of revenues improved to 182% in the three months ended September 30, 2024 from 81% in the same period in 2023.

Interest Income

Interest income increased slightly to $13,775 for the three months ended September 30, 2024, from $12,986 in the same period of 2024.

Interest Expense

We incurred interest expenses of $771,846 and $959,898 during the three months ended September 30, 2024 and 2023, respectively. The decrease is attributable to the pay-off of the building loan from proceeds of sale of the building and by a reduction and pay-off of the contingent earn-out notes associated with the four Nobility Healthcare acquisitions in 2024.

Other income (loss)

Other income (loss) decreased to $8,920 for the three months ended September 30, 2024, from $25,394 during the three months ended September 30, 2023, which reflects a reduction in rental income related to a warehouse lease within the corporate headquarters that was terminated when the building was sold.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The Company issued an additional 1,195,219 warrants in June 2024. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from July 1, 2024, to September 30, 2024, totalled $2,530,675 which was recognized as income in the third quarter of 2024.

Gain on Extinguishment of Liabilities

During the third quarter of 2024, the Company negotiated a termination of its lease on its former headquarters. As a result, the Company recorded a gain of $9,385 on the termination during the three months ended September 30, 2024.

Loss on Extinguishment of Debt

On March 1, 2024, the Company obtained a short-term merchant advance, which totalled $1,000,000, from a single lender to fund operations. The Company modified/amended the underlying loan agreement twice during the three months ended September 30, 2024. The modifications were both deemed to be extinguishments of debt resulting in a $310,505 total loss during the three and nine months ended September 30, 2024.

Gain on Sale of Property, Plant and Equipment

During the three months ended September 30, 2024, the Company sold its building for $5,900,000 less closing costs of $7,194. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $431,183 in the Consolidated Statement of Operation during the three months ended September 30, 2024.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $5,470,712, and $3,679,043 for the three months ended September 30, 2024 and 2023, respectively, an increase of $1,791,669 (49%).

Income Tax Benefit

We did not record an income tax expense related to our income for the three months ended September 30, 2024 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2023. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of September 30, 2024 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $5,470,712, and $3,679,043 for the three months ended September 30, 2024 and 2023, respectively, an increase of $1,791,669 (49%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss (income) attributable to noncontrolling interests of consolidated subsidiary of $2,000,206 and $(29,630) for the three months ended September 30, 2024 and 2023, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $3,470,506 and $3,708,673 for the three months September 30, 2024 and 2023, respectively, an improvement of $238,167 (6%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.91 and $1.32 for the three months ended September 30, 2024 and 2023, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

For the Nine months Ended September 30, 2024 and 2023

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent subsections is an analysis of our operating results for the nine months ended September 30, 2024 and 2023, represented as a percentage of total revenues for each such quarter:

	For the nine months ended September 30,
	2024	2023
Revenue	100%	100%
Cost of revenue	77%	75%

Gross profit	23%	25%
Selling, general and administrative expenses:
Research and development expense	8%	9%
Selling, advertising and promotional expense	13%	26%
General and administrative expense	68%	62%
Goodwill and intangible asset impairment charge	32%	—%

Total selling, general and administrative expenses	121%	97%

Operating loss	(98)%	(73)%
Loss on accrual for legal settlement	—%	(8)%
Change in fair value of contingent consideration promissory notes	—%	1%
Change in fair value of derivative liabilities	14%	8%
Gain on extinguishment of liabilities	5%	2%
Loss on extinguishment of debt	(2)%	—%
Gain on sale of property, plant and equipment	3%	—%
Other income and interest income (expense), net	(18)%	(11)%
Income (loss) before income tax benefit	(95)%	(81)%
Income tax (provision)	—%	—%

Net income/(loss)	(95)%	(81)%

Net loss attributable to noncontrolling interests of consolidated subsidiary	13%	(1)%

Net income (loss) attributable to common stockholders	(82)%	(82)%

Net income/(loss) per share information:
Basic	$(3.90)	$(6.55)
Diluted	$(3.90)	$(6.55)

Product revenues by operating segment is as follows:

	For the nine months ended September 30,
	2024	2023
Product Revenues:
Video Solutions	$1,648,373	$3,318,815
Revenue Cycle Management	—	—
Entertainment	2,929,019	4,307,891
Total Product Revenues	$4,577,392	$7,626,706

Product revenues for the nine months ended September 30, 2024 and 2023 were $4,577,392 and $7,626,706 respectively, a decrease of $3,049,314 (40%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $2,929,019 in product revenues for the nine months ended September 30, 2024, compared to $4,307,891 for the nine months ended September 30, 2023. This product revenue relates to the first Country Stampede music festival held by Kustom during 2024, as well as the resale of tickets purchased for live events, sporting events, concerts, and theatre, then sold through various platforms to customers. The decrease in revenues is attributable to a reduction in scope of primary ticket sales by Ticketsmarter as it focuses on higher margin events to improve its gross margins.

●	The Company’s video segment operating segment generated revenues totalling $1,648,373 during the nine months ended September 30, 2024 compared to $3,318,81 for the nine months ended September 30, 2023. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2023 due to the Company not having inventory in–stock to fulfill existing backlog orders, price-cutting and competitive actions by our competitors and adverse marketplace effects related to our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	For the nine months ended September 30,
	2024	2023
Service and Other Revenues:
Video Solutions	$2,851,952	$2,277,485
Revenue Cycle Management	4,600,745	5,142,904
Entertainment	3,167,208	7,267,424
Total Service and Other Revenues	$10,619,905	$14,687,813

Service and other revenues for the nine months ended September 30, 2024 and 2023 were $10,619,905 and $14,687,813, respectively, a decrease of $4,067,908 (28%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,964,038 and $1,421,174 for the nine months ended September 30, 2024 and 2023, respectively, an increase of $542,864 (38%). We have experienced increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the nine months ended September 30, 2023. We expect this trend to continue throughout 2024 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $605,723 and $659,130 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $53,407 (8%). This correlates with the decrease in product revenue during the period.

●	Our entertainment operating segment generated service revenues totalling $3,167,208 and $7,267,424 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $4,100,216 (56%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look right-size this segment and work towards profitability. Our entertainment segment has focused on cost cutting and overall improvements in gross margin rather than top line revenues which has resulted in a reduction in revenues for ticketing events that did not meet its gross margin goals.

●	Our revenue cycle management operating segment generated service revenues totalling $4,600,745 and $5,142,904 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $542,159 (11%). Our revenue cycle management operating segment has completed four acquisitions since formation in June of 2021, thus resulting in the new service revenue stream added in the nine months ended September 30, 2024 and 2023. Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The slight decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the nine months ended September 30, 2024 and 2023 were $15,197,297 and $22,314,519, respectively, a decrease of $7,117,222 (32%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the nine months ended September 30, 2024, and 2023 was $5,534,209 and $7,108,366, respectively, a decrease of $1,574,157 (22%). Overall cost of goods sold for products as a percentage of product revenues for the nine months ended September 30, 2024, and 2023 were 121% and 93%, respectively. Cost of products sold by operating segment is as follows:

	For the nine months ended September 30,
	2024	2023
Cost of Product Revenues:
Video Solutions	$1,913,356	$3,658,490
Revenue Cycle Management	—	—
Entertainment	3,620,853	3,449,876
Total Cost of Product Revenues	$5,534,209	$7,108,366

The decrease in cost of goods sold for our video solutions segment products is directly correlated with the decrease in product sales for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. In addition, the video solutions segment recorded valuation allowances for its older product lines and a portion of its Shield products during the first nine months of 2023, directly increasing cost of goods sold for the period. Cost of product sold as a percentage of product revenues for the video solutions segment remained steady at 116% for the nine months ended September 30, 2024 as compared to 110% for the nine months ended September 30, 2023.

The increase in entertainment operating segment cost of product sold was driven by the costs of the Country Stampede music festival for the nine months ended September 30, 2024 compared to September 30, 2023, resulting in cost of product revenue of $3,620,853 for the nine months ended September 30, 2024, compared to $3,449,876 for the nine months ended September 30, 2023. Cost of product sold as a percentage of product revenues for the entertainment segment was 124% for the three months ended September 30, 2024 as compared to 80% for the nine months ended September 30, 2023.

Cost of Service Revenue

Overall cost of service revenue sold for the nine months ended September 30, 2024, and 2023 was $6,159,284 and $9,698,175, respectively, a decrease of $3,538,891 (36%). Overall cost of goods sold for services as a percentage of service revenues for the nine months ended September 30, 2024, and 2023 were 58% and 66%, respectively. Cost of service revenues by operating segment is as follows:

	For the nine months ended September 30,
	2024	2023
Cost of Service Revenues:
Video Solutions	$964,412	$1,024,798
Revenue Cycle Management	2,868,885	2,939,682
Entertainment	2,325,987	5,733,695
Total Cost of Service Revenues	$6,159,284	$9,698,175

The decrease in cost of service revenues for our video solutions segment is commensurate with the increase in service revenues in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 34% for the nine months ended September 30, 2024 as compared to 45% for the nine months ended September 30, 2023. The improved cost of service revenues as a percentage of service revenues reflects the results of cost cutting efforts and head-count reductions implemented in 2024 to improve our operating results.

The revenue cycle management operating segment cost of service revenue was consistent with the prior period. Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment was 62% for the nine months ended September 30, 2024 as compared to 57% for the nine months ended September 30, 2023.

The decrease in entertainment operating segment cost of service revenues is commensurate with the decrease in service revenues in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Cost of service revenues as a percentage of service revenues for the entertainment operating segment was 73% for the nine months ended September 30, 2024 as compared to 79% for the nine months ended September 30, 2023.

Gross Profit

Overall gross profit for the nine months ended September 30, 2024 and 2023 was $3,503,804 and $5,507,978, respectively, a decrease of $2,004,174 (36%). Gross profit by operating segment was as follows:

	For the nine months ended September 30,
	2024	2023
Gross Profit:
Video Solutions	$1,622,557	$1,658,584
Revenue Cycle Management	1,731,860	2,203,222
Entertainment	149,387	1,646,172
Total Gross Profit	$3,503,804	$5,507,978

The overall decrease is attributable to the overall decrease in revenues for the nine months ended September 30, 2024 and an increase in the overall cost of sales as a percentage of overall revenues to 77% for the nine months ended September 30, 2024 from 75% for the nine months ended September 30, 2023. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, ShieldTM disinfectants and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. In addition, if revenues from the video solutions segment increase, we will seek to further improve our margins from this segment through expansion and increased efficiency utilizing fixed manufacturing overhead components. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $18,439,296 and $21,769,532 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $3,330,236 (15%). The decrease was primarily attributable to the reduction in new sponsorships being entered into by the Company offset by the goodwill and intangible asset impairment charge. Our selling, general and administrative expenses as a percentage of sales increased to 121% for the nine months ended September 30, 2024 compared to 98% in the same period in 2023. The significant components of selling, general and administrative expenses are as follows:

	For the nine months ended September 30,
	2024	2023
Research and development expense	$1,244,060	$2,039,361
Selling, advertising and promotional expense	1,902,489	5,885,097
General and administrative expense	10,462,747	13,845,074
Goodwill and intangible asset impairment charge	4,830,000	—

Total	$18,439,296	$21,769,532

Research and development expense. Our research and development expenses totalled $1,244,060 and $2,039,361 for the nine months ended September 30, 2024 and 2023, respectively which represents a decrease of $795,301 (39%). We have focused on controlling our expenditures on bringing new products to market, including updates and improvements to current products in response to our decline in revenues. The decrease in research and development expense reflects the large cut-back in our engineering staff and research activities in order to right-size our expenses in this area with our revenues.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totalled $1,902,489 and $5,885,097 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $3,982,608 (68%). The decrease in selling, advertising and promotional expenses reflects the large cut-back in selling staff and promotional and advertising activities in order to right-size our expenses in this area with our revenues. In addition, the decrease is attributable to the reduction in new sponsorships being entered into by the Company and its subsidiary TicketSmarter.

General and administrative expense. General and administrative expenses totalled $10,462,747 and $13,845,074 for the nine months ended September 30, 2024 and 2023, respectively. The decrease in general and administrative expenses in the three months ended September 30, 2024 compared to the same period in 2023 is primarily attributable to a decrease in administrative salaries and reductions in headcount in order to right-size our expenses in this area with our revenues. The decrease in general and administrative expenses was offset by a substantial increase legal and professional expenses for the nine months ended September 30, 2024 compared to the same period in 2023 due to the failed merger with CloverLeaf and various capital raises we have undertaken.

Goodwill and intangible asset impairment charge. We performed an interim impairment test as of the last day of the fiscal third quarter of 2024 as management determined that a triggering event had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the fact that the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the September 30, 2024 for our reporting units with remaining goodwill.

As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and entertainment reporting units exceeded their estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, representing a portion of the goodwill balance for the revenue cycle management segment, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. In addition, we recorded a non-cash goodwill impairment charge of $307,000, representing a portion of the goodwill balance for the entertainment segment, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the entertainment reporting unit since our annual impairment testing date, as well as a delay in the projected timing of recovery.

During the three months ended September 30, 2024, we concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of September 30, 2024.

Operating Loss

For the reasons stated above, our operating loss was $14,935,492 and $16,261,554 for the nine months ended September 30, 2024 and 2023, respectively, an improvement of $1,326,062 (8%). Operating loss as a percentage of revenues changed to 98% in the nine months ended September 30, 2024 from 73% in the same period in 2023.

Interest Income

Interest income decreased to $63,064 for the nine months ended September 30, 2024, from $84,071 in the same period of 2023, which reflects our change in cash and cash equivalent levels during the nine months ended September 30, 2024 compared to the same period in 2023. The Company held higher levels of cash and cash equivalents during the nine months ended September 30, 2023.

Interest Expense

We incurred interest expense of $2,505,536 and $2,480,947 during the nine months ended September 30, 2024 and 2023, respectively. The increase is attributable additional debt issued in late 2023 and during the nine months ended September 30, 2024 partially offset by the conversion of the convertible notes entered into in the second quarter of 2023, the payoff of the building debt upon sale of the building and the pay-off of the contingent earn-out notes associated with the four Nobility Healthcare acquisitions.

Other income (expense)

Other income (expense) decreased to $66,966 for the nine months ended September 30, 2024, from $76,180 during the nine months ended September 30, 2023, which reflects income related to a warehouse lease within the corporate headquarters which ceased in 2024 upon the sale of the building.

Change in Fair Value of Derivative Liabilities

During the second quarter of 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes previously described. The Company issued an additional 1,195,219 warrants in June 2024. The underlying warrant agreement terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The change in fair value of the warrant derivative liabilities from December 31, 2023, to September 30, 2024, totalled $2,178,965 which was recognized as income during the nine months ended September 30, 2024.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the nine months ended September 30, 2024 of $682,345, which reflects income related to the video segment’s ability to negotiate down payables and contract liabilities during the period. In addition, the Company negotiated a termination of its lease on its former headquarters which resulted in a gain of $9,385 on the termination during the nine months ended September 30, 2024.

The gain on extinguishment of liabilities was $507,304 for the nine months ended September 30, 2023, which reflects income related to the entertainment segment’s ability to negotiate down payables and contract liabilities during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the statement of operations for the nine months ended September 30, 2023.

Loss on Extinguishment of Debt

On March 1, 2024, the Company obtained a short-term merchant advance for its entertainment segment, which totalled $1,000,000, from a single lender to fund operations. The Company modified/amended the underlying loan agreement twice during the nine months ended September 30, 2024. The modifications were both deemed to be extinguishments of debt resulting in a $310,505 total loss during the three and nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company refinanced its merchant advance loan for its video segment and determined the refinancing of the debt should be treated as a debt extinguishment. As a result, the Company recorded a loss of $68,827 on the extinguishment during the nine months ended September 30, 2024.

Gain on Sale of Property, Plant and Equipment

During the nine months ended September 30, 2024, the Company sold its building for $5,900,000 less closing costs of $7,194. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $431,183 in the Consolidated Statement of Operation during the nine months ended September 30, 2024. This amount was offset by a separate loss on sale of fixed assets of $41,661 for the nine months ended September 30, 2024.

Loss on accrual for legal settlement

The Company recognized a loss on accrual for legal settlement of $-0- and $1,792,308 during the nine months ended September 30, 2024 and 2023, respectively. This is in connection with the ongoing lawsuit with Culp McCauley, Inc.

Loss on conversion of convertible debt

The Company recognized a loss on conversion of convertible debt of $-0- and $93,386 during the nine months ended September 30, 2024 and 2023, respectively. This is in connection with the convertible note issued during the nine months ended September 30, 2023 and the conversion from debt to equity during the period.

Change in Fair Value of Contingent Consideration Promissory Notes

During the nine months ended September 30, 2023, The Company recognized a gain on the change in fair value of contingent consideration promissory notes of $177,909. This is in connection with the four acquisitions made by our revenue cycle management segment. There was no similar transaction during the nine months ended September 30, 2024.

Loss before Income Tax Benefit

As a result of the above results of operations, we reported a loss before income tax benefit of $14,424,531 and $17,979,171 for the nine months ended September 30, 2024 and 2023, respectively, an improvement of $3,554,640 (20%).

Income Tax Benefit

We did not record an income tax expense related to our income for the nine months ended September 30, 2024 due to our overall net operating loss carryforwards available. We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2024. We had approximately $113.3 million of net operating loss carryforwards and $1.8 million of research and development tax credit carryforwards as of September 30, 2024 available to offset future net taxable income.

Net Loss

As a result of the above results of operations, we reported a net loss of $14,424,531 and $17,979,171 for the nine months ended September 30, 2024 and 2023, respectively, an improvement of $3,554,640 (20%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income of Nobility Healthcare which is reflected in the statement of income as “net income attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss (income) attributable to noncontrolling interests of consolidated subsidiary of $1,939,143 and $228,624 for the nine months ended September 30, 2024 and 2023, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $12,485,388 and $18,207,795 for the nine months September 30, 2024 and 2023, respectively, an improvement of $5,722,407 (31%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $3.90 and $6.55 for the nine months ended September 30, 2024 and 2023, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the nine months ended September 30, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

Cash, cash equivalents: As of September 30, 2024, we had cash and cash equivalents with an aggregate balance of $415,131, a decrease from a balance of $778,149 (including restricted cash) at December 31, 2023. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $363,018 net decrease in cash during the nine months ended September 30, 2024:

●	Operating activities:	$4,086,023 of net cash used in operating activities. Net cash used in operating activities was $4,086,023 and $5,842,158 for the nine months ended September 30, 2024 and 2023, respectively, a decrease of $1,756,136. The decrease is attributable to the improved net loss and the usage of cash for operating assets and liabilities during the nine months ended September 30, 2024 compared to the same period in 2023.

●	Investing activities:	$392,523 of net cash provided by investing activities. Cash provided by (used in) investing activities was $392,523 and $(197,241) for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we made expenditures or received cash for the following: (i) sold our corporate headquarters building for $5,900,000 and received net cash of $425,653 after paying off the building loan and various other deductions (ii) the acquisition of Country Stampede; and (iii) received proceeds from the sale of our aircraft.

●	Financing activities:	$3,330,482 net cash provided by financing activities. Cash provided by financing activities was $3,330,482 and $4,715,031 for the nine months ended September 30, 2024 and 2023, respectively. During the first nine months of 2024, we most notably refinanced a loan resulting in proceeds of $1,144,000, obtained an additional merchant advance providing proceeds of $1,308,837, obtained $1,175,000 in new commercial extension of credits and issued common stock with detachable warrants resulting in $2,194,745 in net cash proceeds. The cash proceeds were partially offset by payments on outstanding loans including the payments on merchant advances.

Commitments:

We had $415,131 of cash and cash equivalents and net negative working capital of $13,181,861 as of September 30, 2024. Accounts receivable and other receivables balances represented $5,253,535 of our net working capital at September 30, 2024. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2024, which would help to provide positive cash flow to support our operations during 2024. Inventory represents $2,325,118 of our net working capital at September 30, 2024. We are actively managing the level of inventory and our goal is to reduce such level during the balance of 2024 by our sales activities, the increase of which should provide additional cash flow to help support our operations during 2024.

Capital Expenditures:

We had the following material commitments for capital expenditures at September 30, 2024:

Lease commitments. Total lease expense under the five operating leases was approximately $160,751 and $360,934, during the three and nine months ended September 30, 2024, respectively.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2024:

Assets:
Operating lease right of use assets	$515,538

Liabilities:
Operating lease obligations-current portion	$82,974
Operating lease obligations-less current portion	432,563
Total operating lease obligations	$515,537

The components of lease expense were as follows for the nine months ended September 30, 2024:

Selling, general and administrative expenses	$360,934

Following are the minimum lease payments for each year and in total:

Year ending December 31:
2024 (October 1, to December 31, 2024)	$29,974
2025	121,983
2026	122,822
2027	115,766
Thereafter	230,949
Total undiscounted minimum future lease payments	621,494
Imputed interest	(105,957)
Total operating lease liability	$515,537

Debt obligations – Outstanding debt obligations comprises the following:

	September 30, 2024	December 31, 2023
Economic injury disaster loan (EIDL)	$145,328	$147,781
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	129,651
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	58,819
Revolving Loan Agreement	—	4,880,000
Commercial Extension of Credit- Entertainment Segment	295,000	87,928
Merchant Advances – Video Solutions Segment	2,091,500	1,350,000
Merchant Advances – Entertainment Segment	1,364,986	—
Unamortized debt issuance costs	(315,955)	(540,429)
Debt obligations	3,580,859	6,113,750
Less: current maturities of debt obligations	3,438,910	1,260,513
Debt obligations, long-term	$141,949	$4,853,237

Debt obligations mature on an annual basis as follows as of September 30, 2024:

September 30, 2024
2024 (October 1, 2024 to December 31, 2024)	$3,436,363
2025	3,412
2026	3,542
2027	3,677
2028 and thereafter	133,865

Total	$3,580,859

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

For our video solutions segment, our principal customers are state, local, and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible since we commenced deliveries during 2006.

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

Inventories consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,638,063	$3,044,653
Work-in-process– video solutions segment	11,565	20,396
Finished goods – video solutions segment	3,533,839	4,623,489
Finished goods – entertainment segment	364,641	699,204
Subtotal	6,548,108	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(4,144,749)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(78,241)	(186,795)
Total inventories	$2,325,118	$3,845,281

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 65% of the gross inventory balance at September 30, 2024, compared to 54% of the gross inventory balance at December 31, 2023. We had $4,222,990 and $4,542,461 in reserves for obsolete and excess inventories at September 30, 2024 and December 31, 2023, respectively. The decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of September 30, 2024.

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

We performed an interim impairment test as of the last day of the fiscal third quarter of 2024 as management determined that a triggering event had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the fact that the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of the September 30, 2024 for our reporting units with remaining goodwill.

The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 21% to 32.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, for all of the reporting units.

The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 20% premium or greater. Based on our most recent impairment test, the video solutions reporting unit’s fair value was substantially in excess of its carrying value, while the revenue cycle management and entertainment segments were determined to be impaired.

We held goodwill of $5,480,966 as of September 30, 2024 and December 31, 2023, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 and $5,886,548 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of September 30, 2024.

We held indefinite-lived trade names/trademarks of $900,000 and $600,000 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment.

During the three months ended September 30, 2024, we concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue and operating performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of September 30, 2024.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $11,615 as of September 30, 2024 compared to $17,699 as of December 31, 2023 due to newer products gaining a long history of claims to consider, which was slightly offset as we begin to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products on our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liability as of their date of issuance and as of September 30, 2024:

	Issuance date assumptions	September 30, 2024 assumptions
Volatility - range	106.0%	106.6%
Risk-free rate	3.36%	3.58%
Dividend	0%	0%
Remaining contractual term	5.0 years	3.5 years
Exercise price	$5.50 – 7.50	$5.50 – 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

On June 25, 2024, the Company issued warrants to purchase a total of 1,195,219 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of September 30, 2024:

	Issuance date assumptions	September 30, 2024 assumptions
Volatility – range	72.1 - 101.1%	106.6%
Risk-free rate	4.25 – 5.46%	3.58%
Dividend	0%	0%
Remaining contractual term	0.1 - 5.0 years	4.7 years
Exercise price	$2.51	$2.51
Common stock issuable under the warrants	1,768,227	1,195,219

Stock-based Compensation Expense. We grant stock options to our employees and directors and such benefits provided are share-based payment awards which require us to make significant estimates related to determining the value of our share-based compensation. Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock that are obtained from public data sources and there were no stock options granted during the three or nine months ended September 30, 2024.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of September 30, 2023, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $17,220,000 to a balance of $34,200,000 to fully reserve our deferred tax assets at December 31, 2023. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2024, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2024 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the nine months ended September 30, 2024 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the nine months ended September 30, 2024 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a) Exhibits.

4.1	Amendment No. 2 to the Merger Agreement, issued by Digital Ally, Inc. (incorporated by reference to Exhibit 2.1 to Company’s Current Report on Form 8-K with the SEC on September 4, 2024)

10.1	Letter Agreement by and between Digital Ally, Inc. and Mosh Man, LLC (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on July 18, 2024

10.2	Purchase and Sale Agreement dated August 2, 20924 between Digital Ally, Inc, and Serenity Now, LLC (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on August 6, 2024.

10.3	Amendment to the Promissory Note between TicketSmarter and certain Purchasers (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on August 23, 2024)

10.4	Second Letter Agreement between Digital Ally, Inc. and certain Mosh Man, LLC (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on September 13, 2024).

10.5	Amended Note between Digital Ally, Inc. and certain Mosh Man, LLC (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K with the SEC on September 27, 2024).

31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.

32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 30, 2024

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

