Form 10-K
period 2024-12-31
DIGITAL ALLY, INC.
filed 2025-05-02
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6366 College Blvd.., Overland Park, KS	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 814-7774

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	DGLY	Nasdaq Capital Market
(Title of class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of June 30, 2024, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price ($2.40) was: $7,709,155.

The number of shares of the registrant’s common stock issued and outstanding as of May 2, 2025, was 115,601,371 shares.

Documents Incorporated by Reference: None.

FORM 10-K

DIGITAL ALLY, INC.

DECEMBER 31, 2024

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

On January 2, 2008, we commenced trading on the Nasdaq Capital Market under the symbol “DGLY.” We conduct our business from 6366 College Blvd., Overland Park, Kansas 66211. Our telephone number is (913) 814-7774. Our website address is www.digitalallyinc.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. Our filings with the SEC are available to the public through the SEC’s website at www.sec.gov.

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

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC (“Digital Ally Healthcare”), TicketSmarter, Inc. (“TicketSmarter”), Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc. (Kustom 440”), Kustom Entertainment, Inc., (“Kustom”), and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Entertainment Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, charging a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. In addition, our Entertainment Segment now includes live event production, including the recently acquired Country Stampede music festival and others. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. The following table sets forth the Company’s total revenue and the revenue derived from each reportable operating segment:

	Years Ended December 31,
	2024	2023
Net Revenues:
Video Solutions	$5,755,391	$7,471,285
Revenue Cycle Management	6,131,650	6,713,678
Entertainment	7,763,761	14,063,381
Total Net Revenues	$19,650,802	$28,248,344

Additional information regarding each reportable operating segment is also included in Note 22 entitled Segment Data of “Notes to Consolidated Financial Statements”.

Video Solutions Operating Segment

Within our video solutions operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVu body-worn camera line, consisting of the FirstVu Pro, FirstVu II, and the FirstVu HD; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; EVO Web Portal, which is our cloud-based evidence management system for Law enforcement and commercial market; the EVO Fleet, FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video products that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu and VuLink, which are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu® which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers, which are for use against viruses and bacteria.

Revenue from our video solutions operating segment encompasses video recording products and services for our law enforcement and commercial customers and the sale of ShieldTM disinfectant and personal protective products. This segment generates revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and personal protective safety products and solutions. Revenues for product sales are recognized upon delivery of the product, and revenues from our cloud and warranty subscription plans are deferred over the term of the subscription, typically 3 or 5 years.

Revenue Cycle Management Operating Segment

We entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc. and its majority-owned subsidiary Nobility Healthcare, LLC (“Nobility Healthcare”). Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and has since completed three more acquisitions of private medical billing companies, in which we assist in providing working capital and back-office services to healthcare organizations throughout the country. Our services consist of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we aim to maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

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

Our entertainment operating segment consists of entertainment services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. This segment’s direct expenses include the cost of tickets purchased for resale by the Company and held as inventory, credit card fees, ticketing platform expenses, website maintenance fees, and other administrative costs.

In-Car Digital Video Mirror System for Law Enforcement – EVO-HD, DVM-800 and DVM-800 Lite

In-car video systems for patrol cars are a necessity and have generally become standard. Current systems are primarily digital based systems, with cameras mounted on the windshield and the recording device generally in the trunk, headliner, dashboard, console or under the seat of the vehicle.

The Company launched its in-car digital video platform under the name EVO-HD during the second quarter of 2019. The EVO-HD is a revolutionary in-car system that delivers versatility and reliability for law enforcement.

With built-in, patented auto-activation technology, EVO-HD captures multiple recording angles in sync from a FirstVu PRO or FirstVu HD body-worn camera and up to four HD in-car cameras – all from a single trigger. The EVO-HD maximizes space and offers top-end reliability when paired with remote service capabilities. An internal cell modem will allow for connectivity to EVO Web Portal, powered by Amazon Web Services (“AWS”) and real time metadata when in the field.

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

The Company also offers the DVM-800 Lite, an entry level system with a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror and is designed for law enforcement. The system can record up to two internal HD cameras.

In-Car Digital Video “Event Recorder” System – EVO Fleet, DVM-250 Plus and FLT-250 for Commercial Fleets

Digital Ally provides commercial fleets and commercial fleet managers with the digital video tools that they need to increase driver safety, track assets in real-time and minimize the company’s liability risk, all while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our EVO Fleet, DVM-250 Plus and FLT-250 event recorders that provide various types of commercial fleets with features and capabilities that are fully-customizable and consistent with their specific application and inherent risks.

The DVM-250 Plus is a part of the DVM family and is designed for commercial fleets, featuring built-in digital audio and video recording technology and other features to provide commercial fleet managers unmatched driver and asset management – all while aiming to deliver the return on investment that matters most: the safety and security of drivers and passengers. The DVM-250 Plus is designed to capture events, such as wrecks and erratic driving or other abnormal occurrences, for evidentiary or training purposes. The commercial fleet markets may find our units attractive from both feature and cost perspective compared to other providers. Due to our marketing efforts, commercial fleets, in particular the ambulance and taxi-cab markets, are beginning to adopt this technology.

The FLT-250 offers the same great features of the DVM-250 Plus in a new compact, non-mirrored form factor that allows for multiple mounting options in any vehicle type for commercial fleets. The non-mirror-based aspect of this product allowed the FLT-250 to become more attractive for our potential customers, as it is a much simpler plug and play option compared to mirror-based products.

In the fourth quarter of 2022, Digital Ally released the EVO Fleet, offering a full-featured solution utilizing the latest in telematics technology, including immediate driver-assist feedback by recognizing (i) pedestrians, (ii) distracted or drowsy driving, and (iii) lane shifting. We believe that, due to the new technology, including the Artificial Intelligence interface, live tracking capabilities, up to four streams of video, and video on command, this product will become very prominent in the market and for our current and potential customers.

Digital Ally offers a suite of data management web-based tools to assist fleet managers in the organization, archiving, and management of videos and telematics information. Within the suite, there are powerful mapping and reporting tools that are intended to optimize efficiency, serve as training tools for teams on safety, and, ultimately, generate a significant return on investment for the organization.

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

Body-Worn Digital Video System – FirstVu Pro, FirstVu II, and FirstVu HD for Law Enforcement and Private Security

Digital Ally launched two next generation body-worn cameras and docking stations, refreshing the Company’s complete ecosystem of evidence recording devices. The latest body worn camera launched by the Company is the FirstVu Pro, the Company’s flagship product in its family of next generation technology. The light weight, one-piece unit captures full HD video and audio, while offering industry leading features such as live streaming, a full-color touchscreen display, an advanced image sensor with IR LEDs, proprietary image distortion reduction, IP67 rated resisting dust and wind and is water submersible for 30 minutes at a depth of 3 feet. It is also MIL-STD-810G compliant, capable of handling drops, shock, and vibration, and will function flawlessly in a wide temperature range.

In addition to the FirstVu Pro, Digital Ally also added the FirstVu II to its family of next generation technology. The FirstVu II is a one-piece device offering industry leading technology, such as an articulating camera head, a full-color display, an advanced image sensor, and GPS. It can be used in law enforcement, private and event security and commercial segments.

Digital Ally still carries the FirstVu HD, the two-piece body-worn camera which allows for multiple mounting options while minimizing space and weight. It can be used in law enforcement, private and event security and commercial segments. This system is also a derivative of our in-car video systems, but is much smaller and lighter and more rugged and water-resistant to handle a hostile outdoor environment. The FirstVu HD can be used in many applications in addition to law enforcement and private security and is designed specifically to be clipped to an individual’s pocket or other outer clothing. The unit is self-contained and requires no external battery or storage devices. Our FirstVU HD integrates with our in-car video systems through our patented VuLink system, allowing for automatic activation of both systems.

With the newly introduced body-worn cameras, Digital Ally also introduced two new QuickVu docking stations (QuickVu 8 and QuickVu 24), compatible with the FirstVu PRO and FirstVu II body-worn cameras. The QuickVu docking stations provide a comprehensive and elegant solution for storing and charging body cameras while uploading video evidence to the cloud. QuickVu also allows for rapid reviewing of footage right from the interactive touchscreen display and is available in eight or twenty-four individual docking bays. For docking with the FirstVu HD body-worn cameras, Digital Ally offers a 12-bay docking station and Mini-Docks. The 12-bay docking station includes a 1TB local memory hard drive which can simultaneously upload 4 hours of video from 12 FirstVu HD cameras within a 15-minute shift change and push configuration updates. The Mini-Dock is a single unit, portable smart dock that uploads video evidence to VuVault from a FirstVu HD body camera.

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

EVO Web and FleetVu Manager

EVO Web is a web-based software, powered by and hosted on the AWS GovCloud platform, that enables police departments and security agencies to manage digital video evidence quickly and easily. EVO Web is capable of playing back, reviewing, downloading and archiving video, as well as unit configuration and management, running customizable reports and maintaining a chain of custody logs. AWS is the most secure cloud platform on the market with features that go beyond simply storing and reviewing video evidence. The AWS GovCloud platform is trusted by the Department of Justice, Defense Digital Services for the US Air Force, U.S. Department of Treasury, and U.S. Department of Homeland Security. Our products that are compatible with EVO Web include: FirstVu Pro, FirstVu II, FirstVu HD, QuickVu, EVO-HD, DVM-800 and DVM-800 Lite.

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

ShieldTM Heath Protection Products

The Company’s ShieldTM brand offers a variety of products to help keep you safe, including Shield Cleansers, ThermoVu, Shied Disinfectant, and a variety of personal protection equipment including masks, gloves and sanitizer wipes.

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

ThermoVu is a non-contact temperature-screening instrument that measures temperature through the wrist and controls entry to facilities when temperature measurements exceed pre-determined parameters. ThermoVu has optional features such as facial recognition to improve facility security by restricting access based on temperature and/or facial recognition. ThermoVu provides an instant pass/fail audible tone with its temperature display and controls access to facilities based on such results.

The Company has been distributing other personal protective equipment and supplies, since the second quarter of 2021, such as masks and gloves to supplement its ShieldTM brand of products to health care workers as well as other consumers, consisting of vinyl and nitrile gloves, level 3 and N95 NIOSH certified face masks, and disposable wipes.

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

Our Entertainment Operating Segment Products and Services

Through our entertainment segment, we provide customers with access to the online live event ticketing marketplace through our online platform - TicketSmarter.com. Offering over 48 million tickets for sale for over 125,000 live events, TicketSmarter is a national ticket marketplace, offering tickets for live events featuring sports, concerts and theatre. TicketSmarter is the official ticket resale partner of more than 35 collegiate conferences, over 300 universities, and hundreds of events and venues.

Established in late 2022, Kustom 440 is another piece of the entertainment segment of the Company, whose mission it is to attract, manage and promote concerts, sports and private events. Kustom 440 offers the production and promotion of live music events in third-party venues throughout the country. These services begin with the logistical matters of events, including artist booking and research, ticketing, staging, on-site operations, vendor sourcing, and day of production. These events range in size from small corporate events to full stadium multi-day events.

Our entertainment operating segment primarily receives compensation for its services, generally determined as a percentage of the face-value of the tickets being purchased. Our entertainment operating segment also provides customers with access to tickets which it has purchased or received in return for sponsorship or partnership from the venue, event or owner.

Market and Industry Overview – Video Solutions Operating Segment

Our video solutions segment has historically had a primary market of domestic and international law enforcement agencies. We have since expanded our scope by pursuing the commercial fleet vehicle and mass transit markets. Additionally, we have expanded into event security services, where we provide the hardware and software to supplement private security for NASCAR races, football and other sporting events, concerts and other events where people gather. We continue to further expand our focus on private security, homeland security, mass transit, healthcare, general retail, education, general consumer and other commercial markets. In that regard, we have several installations involving private security on cruise ships and similar markets. We believe there are many potential private uses of our product offerings. We continue to have sales in the commercial fleet and ambulance service provider market, confirming that our EVO Fleet, DVM-250 Plus and FLT-250 products and FleetVu Manager can become significant revenue producers for us. Additionally, our body-worn cameras have applications in law enforcement, along with private and event security, as well as commercial segments. With the acquisitions we completed in 2021 and 2022, we hope to utilize the connections we now have to live events, stadiums, and arenas, as well as new medical connections.

Market and Industry Overview – Revenue Cycle Management Operating Segment

Our revenue cycle management segment consists of end-to-end revenue cycle management services that focus on claim reimbursement billing, verification, and providing related services to medical providers throughout the country. We offer agreements with customers in which we provide our services and bill the customers monthly for our services. The healthcare industry in the United States represents a strong portion of the United States’ economy, offering a robust market for these services. Our current market includes many diverse specialties, including radiology, oncology, orthopedics, pediatrics, internal medicine, and cardiology. We continue to investigate ways to expand our market reach, although can make no assurances in that regard.

Market and Industry Overview – Entertainment Operating Segment

Our entertainment segment refers to the sale of event tickets primarily through our online and mobile platforms. We buy inventory of event tickets to then sell through various platforms, including our own. Our resale services refer to the sale of tickets by a holder, who originally obtained the tickets directly from a venue or entity, through our platform, after which we collect services fees on the transaction. This is commonly referred to as secondary ticketing. We work directly with consumers looking to buy or sell event tickets for particular shows, concerts, games, and other events, allowing a simple and effective platform to move tickets. We also offer production and promotion of live music events in third-party venues throughout the country. These services begin with the logistical matters of an event, including artist booking and research, ticketing, staging, on-site operations, vendor sourcing, and day of production.

Competition - Video Solutions Operating Segment

Our video solutions segment, consisting of law enforcement and security surveillance markets, is extremely competitive. Competitive factors in these industries include ease of use, quality, portability, versatility, reliability, accuracy and cost. There are direct competitors with technology and products in the law enforcement and surveillance markets for all of our products, including those that are in development. Many of these competitors have significant advantages over us, including greater financial, technical, marketing and manufacturing resources, more extensive distribution channels, larger customer bases and faster response times to adapt to new or emerging technologies and changes in customer requirements. Our primary competitors in the in-car video systems market include L-3 Mobile-Vision, Inc., Coban Technologies, Inc., Enforcement Video, LLC d/b/a WatchGuard Video (“WatchGuard”), Kustom Signals, Panasonic System Communications Company, International Police Technologies, Inc. and a number of other competitors who sell, or may in the future sell, in-car video systems to law enforcement agencies. Our primary competitors in the body-worn camera market include Axon Enterprises, Inc. (“Axon”), Reveal Media, WatchGuard, and VieVU, Inc., which was acquired by Axon in 2018. We face similar and intense competitive factors for our event recorders in the commercial fleet and private security markets as we do in the law enforcement and security surveillance markets. There can be no assurance that we will be able to compete successfully in these markets. Further, there can be no assurance that new and existing companies will not enter the law enforcement and security surveillance markets in the future. The commercial fleet security and surveillance markets are also very competitive. There are direct competitors for our FLT-250 and DVM-250 Plus “event recorders,” which may have greater financial, technical, marketing, and manufacturing resources than we do. Our primary competitors in the commercial fleet sector include Lytx, Inc. (previously DriveCam, Inc.), Samsara and SmartDrive Systems, among others.

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

Competition – Entertainment Operating Segment

Our entertainment segment faces robust competition from several sources throughout the industry. As the online and mobile ticketing market continues to increase, it has allowed for more technology-based companies to offer ticketing services and systems. The online environment consists of numerous other websites and platforms for all markets. With the market continuing to grow, resale marketplaces and websites can reach a vastly larger audience with more convenient access to tickets for a wide variety of events. We continue to build our brand and recognition, through numerous partnerships and sponsorships throughout the country, in an attempt to become a preferred platform for consumers. The event production portion of this segment faces strong competition ranging from small festival production companies to large concert production companies and venues.

Worldwide Reinsurance Ltd.

In December 2021, the Company formed a wholly-owned subsidiary, Worldwide Reinsurance Ltd. (“Worldwide Re”), a Bermuda incorporated captive insurance company that was created primarily to provide liability insurance coverage to the Company for which insurance may not be currently available or economically feasible in today’s insurance marketplace.

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

As of December 31, 2024, Worldwide Re has not begun its planned operations. The Company has begun the termination of Worldwide Re and it is not likely that it will ever launch the operations of Worldwide Re.

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

Government Approval

Government approval is not required for us to license our video solutions technology or sell such devices or products. However, government support for semiconductors and certain of our target markets including law enforcement and commercial vehicles, taxi-cab and private security operations may impact the size and growth rate of video solutions devices and these potential target markets. In recent years, there has been a trend in both the United States and abroad to support the adoption of electric vehicles and renewable energy due to increased concern regarding the effects of climate change. Under the Trump administration, government support for law enforcement and certain of our potential target markets may or may not continue or may continue at lower levels than seen with the prior administration. Government support for video solutions devices especially the application of artificial intelligence within those video products and our potential target markets could have a material and positive impact on our business. A lack of government support, on the other hand, may have a material and negative impact on our business if this lack of support results in slower adoption of products in our target markets, until such time that the cost and performance improve for these products enough that government support is unnecessary for mass adoption. Regardless of the administration in the U.S., the market for video solutions and our target markets is global and we believe there continues to be strong macro-trends regarding the adoption of video solutions and associated products.

Environmental Regulation

While the Company believes that it has the environmental permits necessary to conduct its business and that its operations conform to current environmental regulations, increased public attention has been focused on the environmental impact of video manufacturing operations.  The Company, in the conduct of its manufacturing operations, has handled and does handle materials that are considered hazardous, toxic or volatile under federal, state and local laws and, therefore, is subject to regulations related to their use, storage, discharge and disposal.  No assurance can be made that the risk of accidental release of such materials can be completely eliminated.  In the event of a violation of environmental laws, the Company could be held liable for damages and the costs of remediation. In addition, the Company, along with the rest of the video solutions industry, is subject to variable interpretations and governmental priorities concerning environmental laws and regulations.  The annual cost of complying with the regulations is minimal.

Environmental statutes have been interpreted to provide for joint and several liability and strict liability regardless of actual fault.  There can be no assurance that the Company and its subsidiaries will not be required to incur costs to comply with, or that the operations, business or financial condition of the Company will not be materially adversely affected by current or future environmental laws or regulations.

Human Capital

As of December 31, 2024, Digital Ally, and its subsidiaries, had approximately 31 full-time employees spread throughout the country, representing the core values and objectives of the Company. These employees are spread amongst our operating segments as follows:

As of
December 31, 2024
Employee headcount:
Video Solutions	14
Revenue Cycle Management [1]	6
Entertainment	11
Total Employee Headcount	31

[1] Our revenue cycle management operating segment has no direct employees. Nobility Healthcare, our minority interest partner, provides all human capital resources to manage and operate the Company’s revenue cycle management operating segment.

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

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We strive to create a culture and work environment that enables us to attract, train, promote, and retain a diverse group of talented employees who together can help us gain a competitive advantage. Our key programs and initiatives that are focused to attract, develop and retain our diverse workforce include:

●	Compensation Programs and Employee Benefits: the main objective of Digital Ally’s compensation program is to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We seek to do this by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders. Digital Ally also seeks fairness in total compensation, with reference to external comparisons, internal comparisons and the relationship between management and non-management remuneration. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.

●	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
●	All employees are eligible for health insurance, paid and unpaid leaves, short-term disability, worker’s compensation, long-term disability, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and has a minimum of two suppliers for most of its material requirements.  The largest supplier in the fiscal year ended December 31, 2024 and 2023 represented less than 5% of total purchases.      Because of a diminishing number of sources for components and packages in particular, and the increase in the prices of semiconductor and other components, the Company has been obliged to pay higher prices, which results in higher costs of goods sold.

Recent Developments

Potential Business Combination - In June 2023, the Company, entered into an Agreement and Plan of Merger (the “Proposed Merger Agreement”) with Clover Leaf Capital Corp., a Delaware corporation (Nasdaq: CLOE) (“Clover Leaf”), CL Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Proposed Merger Agreement) for the stockholders of Clover Leaf in accordance with the terms and conditions of the Merger Agreement, and Kustom. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Proposed Merger Agreement (the “Closing”), Merger Sub would merge with and into Kustom, with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. Upon the Closing which was subject to the approval of Clover Leaf’s shareholders and the satisfaction or waiver of certain other customary closing conditions, the common stock of the combined company is expected to be listed on the Nasdaq under a mutually agreed new ticker symbol that reflects the name “Kustom Entertainment”.

On November 8, 2024, Clover Leaf and Kustom mutually agreed to terminate their previously announced Proposed Merger Agreement and Plan of Merger effective as of November 7, 2024 by entering into a mutual termination and release agreement among the parties. The parties released each other of all obligations related to the Proposed Merger Agreement.

Public Offering of Securities -On February 13, 2025, the Company entered into an underwriting agreement with Aegis Capital Corp. for the sale and issuance of (i) 7,850,000 units (the “Units”) at a public offering price per Unit of $0.15 with each Unit consisting of one share of common stock, par value $0.001 per share, one Series A warrant to purchase one share of common stock at an exercise price of $0.1875 per share and one Series B warrant to purchase one share of common stock at an exercise price of $0.30 and (ii) 92,150,000 pre-funded units at a public offering price of $0.149 per pre-funded unit, with each pre-funded unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.001 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full.

The Series A and Series B warrants will be exercisable only upon receipt of stockholder approval of (i) certain terms in the Series A and B warrants and the issuance of the shares of common stock issuable upon the exercise of such Series A and Series B warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC and (ii) if necessary, a proposal to amend the Company’s Articles of Incorporation, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of common stock issuable upon the exercise of the Series A and Series B warrants. The Series A warrants will be exercisable commencing upon the date of Stockholder Approval until five years after such approval date, and the Series B Warrants will be exercisable commencing upon the date of Stockholder Approval until two and one-half years after such date.

The offering closed on February 14, 2025. The net proceeds to the Company from the offering were approximately $13.48 million, after deducting underwriter’s fees and the payment of other offering expenses associated with the offering payable by the Company. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, to pay amounts owed under a short-term merchant advance and to pay in full the aggregate face value of senior secured promissory notes that were previously issued as part of a private placement that the Company entered into with certain institutional investors on November 6, 2024.

The Company granted the underwriter an option to purchase additional shares of common stock and/or Series A and Series B warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A warrants sold in the offering and (iii) up to 15.0% of the number of Series B warrants sold in the offering. The Underwriter may exercise this option in whole or in part at any time within forty-five calendar days after the date of the final prospectus relating to the offering. The Underwriter may exercise the over-allotment option with respect to shares of common stock only, Series A and Series B warrants only, or any combination thereof. The purchase price to be paid per additional share of Common Stock will be equal to the public offering price of one Unit (less $0.00001 allocated to each Series A and Series B warrant), as applicable, less the underwriting discount, and the purchase price to be paid per over-allotment Series A and Series B warrant will be $0.00001. On February 14, 2025, the Underwriter exercised its over-allotment option with respect to 15,000,000 Series A warrants and 15,000,000 Series B warrants.

Aegis Capital Corp. served as the sole book-running manager in the offering, pursuant to the terms of the Underwriting Agreement, and received seven percent (7%) of the aggregate purchase price paid by investors in the offering, a one percent (1%) non-accountable expense and reimbursement of the legal fees of its counsel.

The units and pre-funded units were offered by the Company pursuant to an effective registration statement on Form S-1, as amended, which was declared effective by the SEC on February 12, 2025. The final prospectus relating to the offering was filed with the SEC on February 13, 2025.

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

On April 30, 2021, the Company closed on a purchase and sale agreement to acquire a 71,361 square feet commercial office building located in Lenexa, Kansas which was intended to serve as the Company’s future office and warehouse needs for executive offices and for management and warehouse operations for the video solutions operating segment. The building contains approximately 30,000 square feet of office space and the remainder warehouse space. The total purchase price was approximately $5.3 million. The Company funded the purchase price with cash on hand, without the addition of external debt or other financing.

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

During the year ended December 31, 2024 the Company sold its building for $5,900,000 less closing costs of $36,634. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $401,743 in the Consolidated Statement of Operations during the year ended December 31, 2024. As part of the sale agreement the Company leased the space back for a period of 6 months, ending February 12, 2025. The Company is searching for suitable facilities for its long-term needs.

The Company entered into an operating lease with a third party on October 16, 2024, for office space used by the entertainment segment and temporarily by the video solutions segment. The terms of the lease include 36 monthly payments of $7,251.92 with a maturity date of October 31, 2027. The remaining lease term for the Company’s office space lease as of December 31, 2024 was thirty-four months.

On June 30, 2021, the Company completed the acquisition of a private medical billing company, through Nobility Healthcare, a majority owned subsidiary. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 and terminate in July 2024. The Company was responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The lease term expired in July 2024 and was not renewed by the Company.

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

On May 31, 2022, the Company filed a lawsuit against Culp McAuley, Inc. (“Culp McAuley”) and four individuals (Brandon Culp, Campbell McAuley, Mark Depew and Larry Roberts, collectively the “defendants”) in the United States District Court for the District of Kansas, seeking monetary damages and injunctive relief based on certain conduct by the defendants. On July 18, 2022, Culp McAuley filed its Answer to the Company’s Verified Complaint and included Counterclaims alleging breach of contract and seeking monetary damages. On August 8, 2022, the Company filed its Reply and Affirmative Defenses to the Counterclaims by, among other things, denying the allegations and any and all liability.

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

In March 2024, the Company filed a complaint against Larry Roberts (“defendant”) in the Superior Court of the State of California, County of Orange. The lawsuit arises from the defendant’s multiple breaches of his obligations to the Company. The Company seeks monetary damages based on certain conduct by the defendant. On May 28, 2024, the defendant filed a motion to strike portions of the complaint and a motion for demurrer. On October 4, 2024, the Court sustained in part and overruled in part defendant’s motion for demurrer. The Court further denied the defendant’s motion to strike in its entirety. A jury trial has been scheduled for October 19, 2026.

As of December 31, 2024, while we are able to estimate a range of reasonably possible loss related to the Culp McCauley case (when taking into account, among other things, the uncertainty of recovering the judgment amount owed to the Company by Culp McAuley, Brandon Culp and Campbell McAuley, jointly and severally), our estimate of the aggregate reasonably possible could be the entire balance of the judgment. The Company has recorded an additional loss of $1,959,396 on this matter as of December 31, 2024 which together with the previously recorded losses in prior years, reduces the Company’s net exposure to zero at December 31, 2024. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

Market Information

Our Common Stock trades on the Nasdaq Capital Market under the symbol “DGLY”.

Holders of Common Stock

As of May 2, 2025, we had approximately 157 shareholders of record for our Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Reference is made to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters-Securities Authorized for Issuance under Equity Compensation Plans” for the information required by this item.

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

You should read the following discussion together with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations

Current Trends and Recent Developments for the Company

Segment Overview

Video Solutions Operating Segment – Within our video solutions operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVU body-worn camera line, consisting of the FirstVu Pro, FirstVu, and the FirstVU HD; our patented and revolutionary VuLink product integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; EVO Web Portal, which is our cloud-based evidence management system for Law enforcement and commercial market; the EVO Fleet, FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video products that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu and VuLink, which are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria.

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

Revenue Cycle Management Operating Segment – We entered the revenue cycle management business late in the second quarter of 2021 with the formation of our wholly owned subsidiary, Digital Ally Healthcare, Inc., and its majority-owned subsidiary Nobility Healthcare. Nobility Healthcare completed its first acquisition in June 2021, when it acquired a private medical billing company, and has since completed three additional acquisitions of private medical billing companies, in which we will assist in providing working capital and back-office services to healthcare organizations throughout the country. Our assistance consists of insurance and benefit verification, medical treatment documentation and coding, and collections. Through our expertise and experience in this field, we maximize our customers’ service revenues collected, leading to substantial improvements in their operating margins and cash flows.

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

Entertainment Operating Segment - We also entered into live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events throughout the country through its platform, including concerts, sporting events, theatres, and performing arts. We also offer production and promotion of live music events in third-party venues throughout the country. These services begin with the logistical matters of an event, including artist booking and research, ticketing, staging, on-site operations, vendor sourcing, and day of production.

Our entertainment operating segment consists of entertainment services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. Entertainment direct expenses include the cost of tickets purchased for resale by the Company and held as inventory, credit card fees, ticketing platform expenses, website maintenance fees, as well as other administrative costs.

Comparison of the Year Ended December 31, 2024 and 2023

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2024, and 2023:

	Years Ended December 31,
	2024	2023
Net Revenues:
Video Solutions	$5,755,391	$7,471,285
Revenue Cycle Management	6,131,650	6,713,678
Entertainment	7,763,761	14,063,381
Total Net Revenues	$19,650,802	$28,248,344

Gross Profit (loss):
Video Solutions	$2,722,894	$1,290,509
Revenue Cycle Management	2,365,314	2,772,271
Entertainment	401,124	1,699,704
Total Gross Profit	$5,489,332	$5,762,484

Operating Income (loss):
Video Solutions	$(1,199,855)	$(7,135,584)
Revenue Cycle Management	(3,818,614)	292,543
Entertainment	(4,804,853)	(3,646,770)
Corporate	(5,378,218)	(11,750,742)
Total Operating Income (Loss)	$(15,201,540)	$(22,240,553)

Depreciation and Amortization:
Video Solutions	$598,895	$836,699
Revenue Cycle Management	106,878	104,352
Entertainment	1,316,541	1,277,186
Total Depreciation and Amortization	$2,022,314	$2,218,237

Assets (net of eliminations):
Video Solutions	$12,804,820	$26,396,559
Revenue Cycle Management	1,771,850	2,260,376
Entertainment	5,741,116	6,324,211
Corporate	7,418,787	12,047,663
Total Identifiable Assets	$27,736,573	$47,028,809

The segments recorded noncash items affecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $2,037,252 and $4,355,666 and a reserve for the entertainment segment of $132,403 and $186,795 as of December 31, 2024 and 2023.

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

For the Years Ended December 31, 2024 and 2023

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2024 and 2023, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	72%	80%

Gross profit	28%	20%

Selling, general and administrative expenses:
Research and development expense	7%	9%
Selling, advertising and promotional expense	11%	25%
General and administrative expense	63%	65%
Goodwill and intangible asset impairment charge	24%	—%

Total selling, general and administrative expenses	105%	99%

Operating loss	(77)%	(79)%

Change in fair value of derivative liabilities	(6)%	7%
Change in fair value of contingent consideration promissory notes and earn-out agreements	—%	1%
Loss on disposal of intangible assets	(1)%	—%
Loss on litigation	(10)%	(6)%
Loss on extinguishment of debt	(4)%	(4)%
Gain on extinguishment of liabilities	5%	2%
Gain on sale of property, plant and equipment	2%	—%
Interest expense	(19)%	(11)%
Interest income and other income, net	—%	1%

Loss before income tax benefit	(110)%	(89)%
Income tax expense (benefit)	—%	—%

Net loss	(110)%	(89)%

Net (loss) income attributable to noncontrolling interests of consolidated subsidiary	10%	(1)%

Net loss attributable to common stockholders	(100)%	(90)%

Net loss per share information:
Basic	$(5.58)	$(9.22)
Diluted	$(5.58)	$(9.22)

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

Service and other revenues consist of cloud and warranty services revenues from our subscription plan and storage offerings of our video solutions segment. Our entertainment operating segment’s secondary ticketing marketplace revenues are included in service revenue. We recognize service revenue from sales generated through its secondary ticketing marketplace as we collect net services fees on secondary ticketing marketplace transactions. Lastly, our revenue cycle management segment revenues are included in the service revenues for services provided to medical providers throughout the country.

The following table presents revenues by type and segment:

	Year Ended December 31,
	2024	% Change	2023
Product revenues:
Video solutions	$1,997,389	(53.6)%	$4,303,369
Entertainment	3,406,928	(32.5)%	5,044,576
Total product revenues	5,404,317	(42.2)%	9,347,945
Service and other revenues:
Video solutions	3,758,002	18.6%	3,167,916
Entertainment	4,356,833	(51.7)%	9,018,805
Revenue cycle management	6,131,650	(8.7)%	6,713,678
Total service and other revenues	14,246,485	(24.6)%	18,900,399
Total revenues	$19,650,802	(30.4)%	$28,248,344

Our video solutions operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	Years ended December 31,
	2024	2023
Product Revenues:
Video Solutions	$1,997,389	$4,303,369
Revenue Cycle Management	—	—
Entertainment	3,406,928	5,044,576
Total Product Revenues	$5,404,317	$9,347,945

Product revenues for the years ended December 31, 2024 and 2023 were $5,404,317 and $9,347,945, respectively, a decrease of $3,943,628 (42.2%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The new entertainment operating segment generated $3,406,928 in product revenues for the year ended December 31, 2024, compared to $5,044,576 for the year ended December 31, 2023. This product revenue relates to the first Country Stampede music festival held by Kustom during 2024, as well as the resale of tickets purchased for live events, sporting events, concerts, and theatre, then sold through various platforms to customers. The decrease in revenues is attributable to a reduction in scope of primary ticket sales by Ticketsmarter as it focuses on higher margin events to improve its gross margins.

●	The Company’s video segment operating segment generated revenues totaling $1,997,389 during the year ended December 31, 2024 compared to $4,303,369 for the year ended December 31, 2023. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2023 due to the Company not having inventory in–stock to fulfill existing backlog orders, price-cutting and competitive actions by our competitors and adverse marketplace effects related to our recent financial condition.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Years ended December 31,
	2024	2023
Service and Other Revenues:
Video Solutions	$3,758,002	$3,167,916
Revenue Cycle Management	6,131,650	6,713,678
Entertainment	4,356,833	9,018,805
Total Service and Other Revenues	$14,246,485	$18,900,399

Service and other revenues for the years ended December 31, 2024 and 2023 were $14,246,485 and $18,900,399, respectively, a decrease of $4,653,914 (25%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $2,557,400 and $1,994,066 for the years ended December 31, 2024 and 2023, respectively, an increase of $563,334 (28%). We continue to experience increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our increased cloud revenues in the year ended December 31, 2024. We expect this trend to continue for 2025 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $822,839 and $860,337 for the years ended December 31, 2024 and 2023, respectively, a decrease of $37,498 (4%). This correlates with consistent sales of hardware and additional extended warranties sold during the year.

●	Our entertainment operating segment generated service revenues totaling $4,356,833 and $9,018,805 for the years ended December 31, 2024 and 2023, respectively, a decrease of $4,661,972 (52%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability. Our entertainment segment has focused on cost cutting and overall improvements in gross margin rather than top line revenues which has resulted in a reduction in revenues for ticketing events that did not meet its gross margin goals.

●	Our revenue cycle management operating segment generated service revenues totaling $6,131,650 and $6,713,678 for the years ended December 31, 2024 and 2023, respectively, a decrease of $582,028 (9%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the years ended December 31, 2024, and 2023 were $19,650,802 and $28,248,344, respectively, a decrease of $8,597,542 (30%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the years ended December 31, 2024, and 2023 was $5,899,130 and $9,974,890, respectively, a decrease of $4,075,760 (41%). Overall cost of goods sold for products as a percentage of product revenues for the years ended December 31, 2024, and 2023 were 109% and 107%, respectively. Cost of products sold by operating segment is as follows:

	Years Ended December 31,
	2024	2023
Cost of Product Revenues:
Video Solutions	$1,780,284	$4,824,967
Revenue Cycle Management	—	—
Entertainment	4,118,846	5,149,923
Total Cost of Product Revenues	$5,899,130	$9,974,890

The decrease in cost of goods sold for our video solutions segment products is due to numerous factors including a sizeable decrease in the allowance for excess and obsolete inventory in 2024, mostly surrounding the personal protective equipment product line. Cost of product sold as a percentage of product revenues for the video solutions segment decreased to 89% for the year ended December 31, 2024 as compared to 112% for the year ended December 31, 2023.

The decrease in entertainment operating segment cost of product sold directly correlates to the lower product revenues for the year ended December 31, 2024. Cost of Product Revenues were $4,118,846 and $5,149,923 for the year ended December 31, 2024 and 2023, a decrease of $1,031,077 (20%). Cost of product sold as a percentage of product revenues for the entertainment segment increased to 121% for the year ended December 31, 2024 as compared to 102% for the year ended December 31, 2023.

We recorded $2,169,655 and $4,542,461 in reserves for obsolete and excess inventories for the years ended December 31, 2024 and 2023, respectively. Total raw materials and component parts were $2,589,804 and $3,044,653 for the years ended December 31, 2024 and 2023, respectively, a decrease of $454,849 (15%). Finished goods balances were $2,161,011 and $5,322,693 for the years ended December 31, 2024 and December 31, 2023, respectively, a decrease of $3,161,682 (59%) which was attributable to a reduction in inventory for the video solutions product lines and a large decrease in ticket inventory for the newly acquired entertainment segment. The decrease in the inventory reserve is primarily due to the disposal of obsolete inventory that was included in the reserves during 2024. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of December 31, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the years ended December 31, 2024, and 2023 was $8,262,340 and $12,510,970, respectively, a decrease of $4,248,630 (34%). Overall cost of goods sold for services as a percentage of service revenues for the years ended December 31, 2024, and 2023 were 58% and 66%, respectively. Cost of service revenues by operating segment is as follows:

	Years Ended December 31,
	2024	2023
Cost of Service Revenues:
Video Solutions	$1,252,213	$1,355,809
Revenue Cycle Management	3,766,336	3,941,407
Entertainment	3,243,791	7,213,754
Total Cost of Service Revenues	$8,262,340	$12,510,970

The decrease in cost of service revenues for our video solutions segment demonstrates the leverage we are enjoying as we increase our service revenues during the year ended December 31, 2024 compared to the year ended December 31, 2023. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 33% for the year ended December 31, 2024 as compared to 43% for the year ended December 31, 2023.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decline in revenues due to certain loss generating services being eliminated during the year. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment increased to 61% for the year ended December 31, 2024 as compared to 59% for the year ended December 31, 2023.

The decrease in entertainment operating segment cost of service revenues is due to management right sizing the business working towards profitability. The Entertainment cost of service revenue was $3,243,791 for the year ended December 31, 2024, compared to $7,213,754 for the year ended December 31, 2023. Cost of service revenues as a percentage of service revenues for the entertainment segment decreased to 74% for the year ended December 31, 2024 as compared to 80% for the year ended December 31, 2023.

Gross Profit

Overall gross profit for the years ended December 31, 2024 and 2023 was $5,489,332 and $5,762,484, respectively, a decrease of $273,152 (5%). Gross profit by operating segment was as follows:

	Years Ended December 31,
	2024	2023
Gross Profit:
Video Solutions	$2,722,894	$1,290,509
Revenue Cycle Management	2,365,314	2,772,271
Entertainment	401,124	1,699,704
Total Gross Profit	$5,489,332	$5,762,484

The decrease is commensurate with the decrease in overall revenues offset by a decrease in cost of goods sold across our video and entertainment segment for the year ended December 31, 2024. There was an overall decrease in the cost of sales as a percentage of overall revenues to 72% for the year ended December 31, 2024 from 80% for the year ended December 31, 2023. This is primarily driven by large head-count reductions in our work force during the year ended December 31, 2024, a focus on right sizing recent acquisitions to increase profitability and a transition to a service subscription-based model in our video solutions segment. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, EVO Fleet, FLT-250, DVM-250, DVM-250 Plus and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $20,690,872 and $28,003,037 for the year ended December 31, 2024 and 2023, respectively, a decrease of $7,312,165 (26%). The decrease was primarily attributable to the reduction in new advertising sponsorships being entered into by the Company offset by the goodwill and intangible asset impairment charge. Our selling, general and administrative expenses as a percentage of sales increased to 105% for the year ended December 31, 2024 compared to 99% in the same period in 2023. The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2024	2023
Research and development expense	$1,339,673	$2,618,746
Selling, advertising and promotional expense	2,144,494	7,137,529
General and administrative expense	12,376,705	18,246,762
Goodwill and intangible asset impairment charge	4,830,000	—

Total	$20,690,872	$28,003,037

Research and development expense. Our research and development expenses totaled $1,339,673 and $2,618,746 for the year ended December 31, 2024 and 2023, respectively which represents a decrease of $1,279,073 (49%). We have focused on controlling our expenditures on bringing new products to market, including updates and improvements to current products in response to our decline in revenues. The decrease in research and development expense reflects the large cut-back in our engineering staff and research activities in order to right-size our expenses in this area with our revenues.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $2,144,494 and $7,137,529 for the years ended December 31, 2024 and 2023, respectively, a decrease of $4,993,035 (70%). The decrease in selling, advertising and promotional expenses reflects the large cut-back in selling staff and promotional and advertising activities in order to right-size our expenses in this area with our revenues. In addition, the decrease is attributable to the reduction in new sponsorships being entered into by the Company and its subsidiary TicketSmarter.

General and administrative expense. General and administrative expenses totaled $12,376,705 and $18,246,762 for the year ended December 31, 2024 and 2023, respectively which represents a decrease of $5,870,057 (32%). The decrease in general and administrative expenses in the year ended December 31, 2024 compared to the same period in 2023 is primarily attributable to a decrease in administrative salaries and reductions in headcount in order to right-size our expenses in this area with our revenues. The decrease in general and administrative expenses was offset by a substantial increase legal and professional expenses for the year ended December 31, 2024 compared to the same period in 2023 due to the failed merger with CloverLeaf and various capital raises we have undertaken.

Goodwill and intangible asset impairment charge. We performed an impairment test as of the last day of the fiscal third quarter of 2024 as management determined that a triggering event had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the fact that the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an impairment test as of September 30, 2024 for our reporting units with remaining goodwill.

As a result of our impairment test, we concluded that the carrying amount of the revenue cycle management and entertainment reporting units exceeded their estimated fair value. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, representing a portion of the goodwill balance for the revenue cycle management segment, which was included in goodwill and intangible asset impairment charge on our statement of operations for the year ended December 31, 2024. In addition, we recorded a non-cash goodwill impairment charge of $307,000, representing a portion of the goodwill balance for the entertainment segment, which was included in goodwill and intangible asset impairment charge on our consolidated statements of operations for the year ended December 31, 2024. The goodwill impairment was primarily driven by recent performance of the entertainment reporting unit since our annual impairment testing date, as well as a delay in the projected timing of recovery.

During the year ended December 31, 2024, we concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our consolidated statements of operations for the year ended December 31, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of December 31, 2024.

Operating Loss

For the reasons previously stated, our operating loss was $15,201,540 and $22,240,553 for the years ended December 31, 2024 and 2023, respectively, an improvement of $7,039,013 (31.6%). Operating loss as a percentage of revenues improved to 77% in 2024 as compared to 78% in 2023.

Interest Income

Interest income decreased to $69,509 for the year ended December 31, 2024, from $95,717 in 2023, which reflects our overall decline in our cash and cash equivalent levels in 2024 compared to 2023.

Interest Expense

We incurred interest expenses of $3,815,323 and $3,134,253 during the years ended December 31, 2024 and 2023, respectively. The increase is attributable to the amortization of debt discounts associated with the convertible debt, revolving loan agreements and merchant advances.

Other income (expense)

Other income (expense) decreased to $26,733 for the year ended December 31, 2024, from $144,735 during the year ended December 31, 2023, which reflects income related to a warehouse sublease within the corporate headquarters during 2023 which ceased in 2024 upon the sale of the building.

Loss on Litigation

The Company recognized a loss on litigation of $1,959,396 and $1,792,308 during the years ended December 31, 2024 and 2023, respectively. This is in connection with the ongoing lawsuit with Culp McCauley, Inc. Considering the loss recorded in 2024 and prior years the Company has reduced its net exposure to zero relative to this matter at December 31, 2024.

Loss on Conversion of Convertible Debt

The Company recognized a loss on conversion of convertible debt of $-0- and $1,112,705 during the years ended December 31, 2024 and 2023, respectively. This is in connection with the convertible notes issued during the year ended December 31, 2023, and the related conversion from debt to equity and cash settlement of the convertible debt during the 2023 period.

Loss on Disposal of Intangible assets

During the year ended December 31, 2024, the Company’s video solutions segment disposed of its personal protection product line which held various EPA licenses resulting in a loss on disposal of intangible assets $125,561. This loss was offset by a gain on disposal of certain personal seat licenses by the Company’s entertainment segment which resulted in a gain of $5,582 during the year ended December 31, 2024.

Change in Fair Value of Derivative Liabilities

The change in fair value of the warrant derivative liabilities for the years ended December 31, 2024 and 2023, respectively totaled a loss of $1,240,407 during the year ended December 31, 2024 as compared to a gain of $1,846,642 during the year ended December 31, 2023.

During 2024, the Company issued Series A and Series B detachable warrants in conjunction with its June 2024 capital raise. The underlying warrant terms under both of the Series A and Series B warrants provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances and requires reset provisions which were triggered upon the approval the warrant issuances by the Company’s shareholders. As such, the Company is required to treat these warrants as derivative liabilities, which are valued at their estimated fair value at their issuance date and at each reporting date, with any subsequent changes reported in the consolidated statement of operations as the change in fair value of warrant derivative liabilities. The warrants were approved by shareholders at the Company’s annual meeting on December 17, 2024, which triggered the reset provisions which resulted in an increase in the estimated fair value of the Series A and Series B warrants.

During 2023, the Company issued detachable warrants to purchase a total of 1,125,000 shares of Common Stock in association with the two secured convertible notes. The Company issued an additional 1,195,219 warrants in June 2024. The underlying warrant terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statement of operations as the change in fair value of warrant derivative liabilities.

Change in Fair Value of Contingent Consideration Promissory Notes

During the year ended December 31, 2023, the Company recognized a gain on the change in fair value of contingent consideration promissory notes of $177,909. This is in connection with the four acquisitions made by our revenue cycle management segment. There was no similar transaction during the year ended December 31, 2024.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the year ended December 31, 2024 of $917,935, which reflects income related to the video solutions and entertainment segment’s ability to negotiate down payables and contract liabilities during the year ended December 31, 2024. In addition, the Company negotiated a termination of its lease on its former headquarters which resulted in a gain of $9,385 on the termination during the year ended December 31, 2024.

The gain on extinguishment of liabilities was $550,867 for the year ended December 31, 2023, which reflects income related to the entertainment segment’s ability to negotiate down payables and contract liabilities during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the statement of operations for the year ended December 31, 2023.

Loss on Extinguishment of Debt

On March 1, 2024, the Company obtained a short-term merchant advance for its entertainment segment, which totaled $1,000,000, from a single lender to fund operations. The Company modified/amended the underlying loan agreement twice during the year ended December 31, 2024. The modifications were both deemed to be extinguishments of debt resulting in a $310,505 total loss during the year ended December 31, 2024.

On November 7, 2024 the Company raised sufficient funds through a private placement which closed on November 7, 2024, to repay the short-term merchant advance for its entertainment segment in full. The Company’s full repayment of the outstanding obligations under such amended note which effectively cured all then existing defaults and resulted in a loss of $374,007 from the extinguishment of this debt during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company refinanced its merchant advance loan for its video segment and determined the refinancing of the debt should be treated as a debt extinguishment. As a result, the Company recorded a loss of $68,827 on the extinguishment during the year ended December 31, 2024.

Gain on Sale of Property, Plant and Equipment

During the year ended December 31, 2024, the Company sold its building for $5,900,000 less closing costs of $36,634. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $401,743 in the consolidated statement of operations during the year ended December 31, 2024. This amount was offset by a separate loss on sale of fixed assets of $41,661 for the year ended December 31, 2024.

Loss before Income Tax Benefit

As a result of the above, we reported a net loss before income tax benefit of $21,715,725 and $25,463,949 for the years ended December 31, 2024 and 2023, respectively, an improvement of $3,748,224 (15%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the years ended December 31, 2024 and 2023, respectively. The effective tax rate for both 2024 and 2023 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2024 and 2023 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2024. During 2024, we increased our valuation reserve on deferred tax assets by $4,680,000 whereby our deferred tax assets continue to be fully reserved due to our recent operating losses.

We had approximately $159,280,000 of federal net operating loss carryforwards and $1,742,000 of research and development tax credit carryforwards as of December 31, 2024 available to offset future net taxable income.

Net Loss

As a result of the above, we reported a net loss of $21,715,725 and $25,463,949 for the years ended December 31, 2024 and 2023, respectively, an improvement of $3,748,224 (15%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $(1,871,578) and $224,598 for the years ended December 31, 2024 and 2023, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss of $19,844,147 and $25,688,547 for the years ended December 31, 2024 and 2023, respectively, an improvement of $5,844,400 (23%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was ($5.58) and ($9.22) for the years ended December 31, 2024 and 2023, respectively, for the reasons previously noted. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2024 and 2023 because all potentially dilutive securities were excluded from the computation because of the net loss reported for both 2024 and 2023.

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

Cash, cash equivalents: As of December 31, 2024, we had cash and cash equivalents with an aggregate balance of $454,314, a decrease from a balance of $778,149 (including restricted cash) at December 31, 2023. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $323,835 net decrease in cash during the year ended December 31, 2024:

●	Operating activities:

Net cash used in operating activities was $5,114,718 and $9,893,838 for the years ended December 31, 2024 and 2023, respectively, an improvement of $4,779,120. The decrease is attributable to the improved net loss, an increase in noncash expenses such as non-cash interest expense and cash provided the change in operating assets and liabilities during the year ended December 31, 2024 compared to the same period in 2023.

●	Investing activities:

Net cash provided by (used in) investing activities was $387,549 and $(240,706) for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we made expenditures or received cash for the following: (i) sold our corporate headquarters building for $5,900,000 and received net cash of $425,653 after paying off the building loan and various other deductions (ii) the acquisition of Country Stampede; and (iii) received proceeds from the sale of our aircraft.

●	Financing activities:

Net cash provided by financing activities was $4,403,334 and $7,380,494 for the years ended December 31, 2024 and 2023, respectively. During 2024, we most notably refinanced a loan resulting in proceeds of $1,144,000, obtained an additional merchant advance providing proceeds of $1,511,826, obtained $1,475,000 in new commercial extension of credits, issued senior promissory notes with commitment shares resulting in $2,669,250 in net cash proceeds and issued common stock with detachable warrants resulting in $2,194,745 in net cash proceeds. The cash proceeds were partially offset by payments on outstanding loans including the payments on merchant advances.

The net result of these activities was a decrease in cash of $323,835 to $454,314 for the year ended December 31, 2024.

Commitments:

We had $454,314 of cash and cash equivalents and net negative working capital of $19,377,507 as of December 31, 2024. Accounts receivable and other receivables balances represented $5,446,098 of our net working capital at December 31, 2024. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2025, which would help to provide positive cash flow to support our operations during 2025. Inventory represents $2,586,066 of our net working capital at December 31, 2024. We are actively managing the level of inventory and our goal is to reduce such level during 2025 by our sales activities, the decrease of which should provide additional cash flow to help support our operations during 2025.

Capital Expenditures:

We had the following material commitments for capital expenditures at December 31, 2024:

Lease commitments. Total lease expense under the Company’s operating leases was approximately $627,212 during the year ended December 31, 2024.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2024:

Assets:
Operating lease right of use assets	$718,509

Liabilities:
Operating lease obligations-current portion	158,304
Operating lease obligations-less current portion	560,205
Total operating lease obligations	$718,509

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2025	$210,086
2026	210,925
2027	189,275
2028	100,863
2029 and thereafter	130,086
Total undiscounted minimum future lease payments	841,235
Imputed interest	(122,726)
Total operating lease liability	$718,509

Debt obligations - We have the following outstanding debt as of December 31, 2024 which require future principal payments:

December 31, 2024
Economic injury disaster loan (EIDL)	$144,495
Commercial Extension of Credit- Entertainment Segment	100,000
Merchant Advances – Video Solutions Segment	1,922,750
Senior Secured Promissory Notes	3,600,000
Unamortized debt issuance costs	(664,719)
Debt obligations	5,102,526
Less: current maturities of debt obligations	4,961,443

Debt obligations, long-term	$141,083

Debt obligations mature on an annual basis as follows as of December 31, 2024:

December 31, 2024
2025	$4,961,443
2026	3,412
2027	3,542
2028	3,677
2029 and thereafter	130,452

Total	$5,102,526

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

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $144,589 and $207,463 for the years ended December 31, 2024 and 2023, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies and estimates are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Goodwill and other intangible assets;

●	Warranty Reserves;

●	Fair value of assets and liabilities acquired in business combinations;

●	Fair value of warrant derivative liabilities;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

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

Revenue for our revenue cycle management segment is recorded on a net basis, as its primary source of revenue is its end-to-end service fees. These service fees are reported as revenue monthly, upon completion of our performance obligation to provide the agreed upon services.

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

Inventories consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,589,804	$3,044,653
Work-in-process– video solutions segment	4,906	20,396
Finished goods – video solutions segment	1,655,317	4,623,489
Finished goods – entertainment segment	505,694	699,204
Subtotal	4,755,721	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(2,037,252)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(132,403)	(186,795)
Total inventories	$2,586,066	$3,845,281

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 46% of the gross inventory balance at December 31, 2024, compared to 54% of the gross inventory balance at December 31, 2023. We had $2,169,655 and $4,542,461 in reserves for obsolete and excess inventories at December 31, 2024 and 2023, respectively. The decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of December 31, 2024.

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

We performed an impairment test as of the last day of the fiscal third quarter of 2024 as management determined that a triggering event had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the fact that the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an impairment test for our reporting units with remaining goodwill.

The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 18.3% to 21.3%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiple used is revenue. The income and market approaches were equally weighted in our most recent annual impairment test, for all of the reporting units.

The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 25% premium or greater. Based on our most recent impairment test, the video solutions reporting unit’s fair value was substantially in excess of its carrying value, while the revenue cycle management and entertainment segments were determined to be impaired.

We held goodwill of $5,480,966 as of September 30, 2024 and December 31, 2023, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 and $5,886,548 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment. As a result of our impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations for the year ended December 31, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of December 31, 2024.

We held indefinite-lived trade names/trademarks of $900,000 and $600,000 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment.

During the year ended December 31, 2024, we concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations for the year ended December 31, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue and operating performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of December 31, 2024.

Fair value of assets and liabilities acquired in business combinations. The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management to valuation specialists, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expense on the consolidated statement of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through operating income within the consolidated statements of operations.

Warranty Reserves. We generally provide up to a two-year parts and labor standard warranty on our products to our customers. Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency, and average cost of claims. We actively study trends of claims and take action to improve product quality and minimize claims. Our warranty reserves were decreased to $11,615 as of December 31, 2024 compared to $17,699 as of December 31, 2023 due to newer products gaining a long history of claims to consider, which was slightly offset as we began to slow our warranty exposures through the roll-off of DVM-750 and DVM-800 units from warranty coverage. Standard warranty exposure on the DVM-800 and DVM-250plus are the responsibility of the contract manufacturers, which reduced our overall warranty exposure as these are very popular products in our line. There is a risk that we will have higher warranty claim frequency rates and average cost of claims than our history has indicated on our legacy mirror products compared to our new products for which we have limited experience. Actual experience could differ from the amounts estimated requiring adjustments to these liabilities in future periods.

Warrant derivative liabilities.

The Company accounts for their derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” therefore any embedded conversion options and warrants accounted for as derivatives are to be recorded at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2024, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $4,680,000 to a balance of $46,290,000 to fully reserve our deferred tax assets at December 31, 2024. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of December 31, 2024, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2024 representing uncertain tax positions.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report on Form 10-K, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2024, our internal control over financial reporting is not effective.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting related to timely review and detection of potential accounting misstatements and a lack of segregation of duties, which in the aggregate, constitute a material weakness.

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

Changes in Internal Control Over Financial Reporting

We have completed the process of integrating our recent business acquisition into our overall internal control over the financial reporting process. Other than this integration, there have been no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing our internal controls to ensure the appropriate design and operating effectiveness.

Item 9B.	Other Information.

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors

The names of the members of our Board and our executive officers and certain information about them as of December 31, 2024 are set forth below:

Name of Board of Director Member (4)	Positions	Age	Director Since
Stanton E. Ross	Chairman, President and Chief Executive Officer	63	2005
Leroy C. Richie (1)(2)(3)	Lead Independent Director, Chairman of the Nominating Committee and Compensation Committee and attorney	83	2005
D. Duke Daughtery (1)(2)(3)	Independent Director; Chairman of Audit Committee	60	2023
Charles M. Anderson (1)(2)(3)	Independent Director	66	2024

Name of Executive Officer (4)	Positions	Age	Executive Officer Since
Thomas J. Heckman	Vice President, Chief Financial Officer, Treasurer & Secretary	65	2007
Peng Han	Chief Operating Officer	51	2021

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating Committee

(4)	The address of each executive officer and director listed is 6366 College Blvd., Overland Park, Kansas 66211.

The Board has determined that Messrs. Richie, Daughtery and Anderson are “independent directors,” as defined by the rules and listing standards of Nasdaq. In making this determination, the Board considered the transactions and relationships disclosed under “Certain Relationships and Related Transactions” below.

Biographical Information - Directors

Stanton E. Ross has served as Chairman, President and Chief Executive Officer (“CEO”) since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of American Noble Gas, Inc. (formerly known as Infinity Energy Resources, Inc.), a publicly held oil and gas exploration and development company (“AMGAS”) and served as an officer and director of each of AMGAS’s subsidiaries. He resigned from all his positions with AMGAS in June 2005, except Chairman, but was reappointed President in October 2006. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions, and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Lenexa, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross estimates he devoted most of his time to Digital Ally and the balance to AMGAS in 2020. In late 2007, AMGAS sold a substantial portion of its operating assets and has not required a substantial amount of his time since such point. Mr. Ross holds no public company directorships other than with the Company and AMGAS and has not held any others during the previous five years. The Company believes that Mr. Ross’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

Leroy C. Richie has been the Lead Independent Director of Digital Ally since September 2005. He is also the Chairman of the Compensation Committee and Nominating Committee and a member of the Audit Committee. Since June 1, 1999, Mr. Richie has been a director of AMGAS. Additionally, until 2017, Mr. Richie served as a member of the board of directors of Columbia Mutual Funds (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. From 2007 to 2014, Mr. Richie served as a member of the board of directors of OGE Energy Corp. He holds no other public directorships and has not held any others during the previous five years. Until 2019, Mr. Richie served as the Vice-Chairman of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978) and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

D. Duke Daughtery joined the board of directors of Digital Ally in October 2023 and he is also the chairman of the Audit Committee, and a member of the Compensation Committee and Nominating Committee. From 1987 to 2019, Mr. Daughtery was an assurance partner and audit practice leader with Grant Thornton and Deloitte & Touche in Kansas City. Mr. Daughtery was instrumental in the significant growth of Grant Thornton’s Kansas City audit practice. Mr. Daughtery served numerous companies ranging from high growth private equity backed clients, to multi-billion dollar revenue private companies, as well as public companies ranging from smaller public companies to the Fortune 500. Mr. Daughtery brings to the board of directors many years of leadership experience as an assurance partner at major accounting firms and extensive experience in developing and executing growth strategies, acquisitions and capital transactions. The Company considers Mr. Daughtery to be an audit committee financial expert. Mr. Daughtery obtained his Bachelor of Arts in Accounting and in Management and Business Administration from Saint Ambrose University. Mr. Daughtery holds no public company directorships other than with the Company and has only held the aforementioned position in Digital Ally during the previous five years. From 2019 to 2023, Mr. Daughtery was not employed by any company. The Company believes that Mr. Daughtery’s extensive experience as an accountant of public companies gives him the qualifications and skills to serve as a director.

Charles “Chopper” Anderson joined the board of directors of Digital Ally in December 2024. Mr. Anderson has served as Chief Executive Officer at Alien Audio since 2007. He is a renowned bass player known for his exceptional talent and versatility in the music industry. Mr. Anderson graduated from Belmont College in 1977 as one of the first graduates of their newly founded music program. Moving to Nashville, Tennessee in 1975, Mr. Anderson became a sought-after session musician, collaborating with a wide range of artists across genres like rock, pop, country, and R&B. Through a variety of tours, records, and sessions, Mr. Anderson played the bass guitar with numerous notable artists such as Dolly Parton, Dottie West, Kenny Rogers, Marie Osmond, Lee Roy Parnell, and Edwin McCain. From 1991 to 2001 Mr. Anderson was on tour with Reba McIntire. In 2007, he founded his own bass guitar manufacturing company, Alien Audio, which is still doing business to date. His dynamic bass lines have featured on numerous hit albums, earning him a reputation for innovation and reliability. His contributions to music have earned him several awards and accolades, celebrating his technical proficiency and creative approach. His lasting impact on the music world continues to inspire both current and future generations of musicians. Mr. Anderson holds no public company directorships, nor has he held any public company directorships within the past five years, and the Company believes that Mr. Anderson’s extensive experience in the entertainment industry gives him the qualifications and skills to serve as a director.

Our Directors are elected annually and hold office until the next annual meeting of our stockholders or until their successors are elected and qualified. Officers are elected annually and serve at the discretion of the Board. There is no family relationship between any of our directors, director nominees and executive officers. Board vacancies are filled by a majority vote of the Board.

Biographical Information - Executive Officers

Thomas J. Heckman has served as our Chief Financial Officer, Secretary and Treasurer since September 2007. During the years 2001-2007, Mr. Heckman provided consulting and business investment services to publicly traded and private companies. He has been involved in the successful completion of a number of initial public offerings (IPOs), reverse mergers and other transactions; drafted, filed and achieved SEC effectiveness for Form SB-2 filings; assisted in the raising of capital for private companies in a variety of industries; and developed multiple private placement memorandums. From 1983 until 2001, Mr. Heckman was employed by Deloitte and Touche, LLP, a subsidiary of Deloitte Touche Tohmatsu, one of the largest auditing, consulting, and financial advisory, risk management, and tax services organizations in the world. During his 18 years with Deloitte and Touche, LLP, including six years as Accounting and Auditing Partner in the Kansas City office, Mr. Heckman specialized in IPOs and public reporting entities. He served as partner in charge of a high-technology and emerging/high-growth company market segment for cross-discipline marketing efforts, assisted companies in preparing for public offerings and other liquidity events, and was involved in numerous initial/secondary financings and merger / acquisition transactions for public and private companies. He is experienced in all facets of SEC financial reporting and compliance matters. Mr. Heckman earned his Bachelor of Arts degree in Accounting at the University of Missouri - Columbia.

Peng Han has served as Chief Operating Officer since November 2021. Joining Digital Ally in February 2010, Mr. Han served as Lead Software Engineer, Software Manager, Vice President of Engineering, and CTO. With over two decades of experience in spearheading the development of innovative and cutting-edge software and hardware products, Mr. Han’s expertise lies in large-scale software development, video technology, real-time embedded systems, telecommunications, and intellectual property management. From 2005 to 2010, Mr. Han worked as Senior Staff Engineer for Ingenient Technologies, a leading provider of embedded multimedia system solutions. From 2004 to 2005, Mr. Han was employed by WMS Gaming, an electronic game entertainment company, where he worked as Core Software Engineer. From 2001 to 2003, he was employed as a Software Engineer by Tellabs, a telecommunication software and hardware solution provider. Mr. Han received his Master of Science degree in Computer Science at Iowa State University in Ames, Iowa.

Involvement in Certain Legal Proceedings

None.

Board of Directors and Committee Meetings

Our Board held four meetings and acted a number of times by unanimous consent resolutions during the fiscal year ended December 31, 2024. Each of our directors attended at least 75% of the meetings of the Board and the committees on which he was appointed and served in the fiscal year ended December 31, 2024. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve and are also expected to attend our annual meeting of stockholders. All directors then in office attended the 2024 annual meeting of stockholders.

Committees of the Board of Directors

Our Board currently has three committees: an Audit Committee, a Compensation Committee and a Nominating Committee. Each committee has a written charter approved by the Board, outlining the principal responsibilities of the committee. These charters are also available on the Investor Relations page of our website. All of our directors, other than our Chairman and Chief Executive Officer, have met in executive sessions without management present on a regular basis in 2024 and year-to-date 2025.

Audit Committee

Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations in conjunction with management and our public auditors; conferring with management and the independent auditors regarding the effectiveness of internal controls, financial reporting processes and disclosure controls; consulting with management and the independent auditors regarding Company policies governing financial risk management; reviewing and discussing reports from the independent auditors on critical accounting policies used by the Company; establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviewing and approving related-person transactions in accordance with the Company’s policies and procedures with respect to related-person transactions and applicable rules; reviewing the financial statements to be included in our Annual Report on Form 10-K; discussing with management and the independent auditors the results of the annual audit and the results of quarterly reviews and any significant changes in our accounting principles; and preparing the report that the SEC requires in our annual proxy statement. The report of the Audit Committee for the year-ended December 31, 2024 was included in our annual proxy statement for 2024.

The Audit Committee is comprised of three Directors, each of whom is independent, as defined by the rules and regulations of the SEC and Nasdaq Rule 5605(a)(2). The Audit Committee held four meetings during the year ended December 31, 2024. The members of our Audit Committee are D. Duke Daughtery (Chairman), Leroy C. Richie and Charles M. Anderson. The Board determined that Mr. Daughtery qualifies as an “audit committee financial expert,” as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations and is independent as noted above.

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

Compensation Committee

Our Compensation Committee assists our Board in determining the development plans and compensation of our officers, directors and employees. Specific responsibilities include approving the compensation and benefits of our executive officers; reviewing the performance objectives and actual performance of our officers; administering our stock option and other equity compensation plans; and reviewing and discussing with management the compensation discussion and analysis that the SEC requires in our future Form 10-Ks and proxy statements.

Our Compensation Committee is comprised of three Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The members of our Compensation Committee are Leroy C. Richie (Chairman), D. Duke Daughtery and Charles M. Anderson. The Compensation Committee held two meetings and acted several times by unanimous written consent resolutions during the year ended December 31, 2024. Mr. Ross, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Thomas J. Heckman, our Chief Financial Officer (“CFO”), also assists the Compensation Committee in its deliberations regarding executive officer, director and employee compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation.

Nominating Committee

Our Nominating Committee assists our Board by identifying and recommending individuals qualified to become members of our Board, reviewing correspondence from our stockholders, and establishing, evaluating, and overseeing our corporate governance guidelines. Specific responsibilities include the following: evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and appointing directors to our committees; establishing a policy for considering stockholder nominees for election to our Board; and evaluating and recommending candidates for election to our Board.

Our Nominating Committee strives for a Board composed of individuals who bring a variety of complementary skills, expertise, or background and who, as a group, will possess the appropriate skills and experience to oversee our business. The diversity of the members of the Board relates to the selection of its nominees. While the Committee considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen or excluded solely or largely because of race, color, gender, national origin or sexual orientation or identity. In selecting a director nominee for recommendation to our Board, our Nominating Committee focuses on skills, expertise or background that would complement the existing members on the Board. Accordingly, although diversity may be a consideration in the Committee’s process, the Committee and the Board do not have a formal policy regarding the consideration of diversity in identifying director nominees.

When the Nominating Committee has either identified a prospective nominee or determined that an additional or replacement director is required, the Nominating Committee may take such measures as it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the Board or management. In its evaluation of director candidates, including the members of the Board eligible for re-election, the Nominating Committee considers a number of factors, including: the current size and composition of the Board, the needs of the Board and the respective committees of the Board, and such factors as judgment, independence, character and integrity, age, area of expertise, diversity of experience, length of service and potential conflicts of interest.

The Nominating Committee of the Board selects director nominees and recommends them to the full Board. In relation to such nomination process, the Nominating Committee:

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

The Nominating Committee has specified the following minimum qualifications that it believes must be met by a nominee for a position on the Board: the highest personal and professional ethics and integrity; proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment; skills that are complementary to those of the existing Board; the ability to assist and support management and make significant contributions to our success; the ability to work well with the other directors; the extent of the person’s familiarity with the issues affecting our business; an understanding of the fiduciary responsibilities that are required of a member of the Board; and the commitment of time and energy necessary to diligently carry out those responsibilities. A candidate for director must agree to abide by our Code of Ethics and Conduct.

After completing its evaluation, the Nominating Committee makes a recommendation to the full Board as to the persons who should be nominated to the Board, and the Board determines the nominees after considering the recommendation and report of the Committee.

Our Nominating Committee is comprised of two Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and SEC rules and regulations. The Nominating Committee held one meeting during the year ended December 31, 2024. The members of our Nominating Committee are Leroy C. Richie (Chairman), D. Duke Daughtery and Charles M. Anderson.

Board of Directors’ Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity, and operational risks. In fulfilling its risk oversight role, our Board focuses on the adequacy of our risk management process and overall risk management system. Our Board believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

The Board has designated the Audit Committee to take the lead in overseeing risk management at the Board level. Accordingly, the Audit Committee schedules time for periodic review of risk management, in addition to its other duties. In this role, the Audit Committee receives reports from management, independent registered public accounting firm, outside legal counsel, and other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Although the Board has assigned the primary risk oversight to the Audit Committee, it also periodically receives information about our risk management system and the most significant risks that we face. This is principally accomplished through Audit Committee reports to the Board and summary versions of the briefings provided by management and advisors to the Audit Committee.

In addition to the formal compliance program, our Board and the Audit Committee encourage management to promote a corporate culture that understands risk management and incorporates it into our overall corporate strategy and day-to-day business operations. Our risk management structure also includes an ongoing effort to assess and analyze the most likely areas of future risk for us. As a result, the Board and the Audit Committee periodically ask our executives to discuss the most likely sources of material future risks and how we are addressing any significant potential vulnerability.

Board Leadership Structure

Our Board does not have a policy on whether the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board believes that it should be free to make a choice from time to time in any manner that is in the best interest of us and our stockholders. The Board believes that Mr. Ross’s service as both Chief Executive Officer and Chairman of the Board is in the best interest of us and our stockholders. Mr. Ross possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of Mr. Richie, the lead independent director, to ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers, and suppliers, particularly during times of turbulent economic and industry conditions.

Our Board also believes that a lead independent director is part of an effective Board leadership structure. To this end, the Board has appointed Mr. Richie as the lead independent director. The independent directors meet regularly in executive sessions at which only they are present, and the lead independent director chairs those sessions. As the lead independent director, Mr. Richie calls meetings of the independent directors as needed; sets the agenda for meetings of the independent directors; presides at meetings of the independent directors; is the principal liaison on Board issues between the independent directors and the Chairman and between the independent directors and management; provides feedback to the Chairman and management on the quality, quantity and timeliness of information sent to the Board; is a member of the Compensation Committee that evaluates the CEO’s performance; and oversees the directors’ evaluation of the Board’s overall performance. The Nominating Committee and the Board believe that its leadership structure, which includes the appointment of a lead independent director, is appropriate because it, among other things, provides for an independent director who gives board member leadership and each of the directors, other than Mr. Ross, is independent. Our Board believes that the independent directors provide effective oversight of management.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board by writing to us as follows: Digital Ally, Inc., attention: Corporate Secretary, 6366 College Blvd., Overland Park, Kansas 66211. Stockholders who would like their submission directed to a member of the Board may so specify and the communication will be forwarded as appropriate.

Policy for Director Recommendations and Nominations

Our Nominating Committee will consider candidates for Board membership suggested by Board members, management and our stockholders. The policy of our Nominating Committee is to consider recommendations for candidates to the Board from any stockholder of record in accordance with the Company’s bylaws (the “Bylaws”). A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources. In addition, a stockholder may nominate a person directly for election to the Board at an annual meeting of stockholders, provided the stockholder meets the requirements set forth in our Bylaws. We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

Stockholder Recommendations for Director Nominations. Stockholder recommendations for director nominations may be submitted to the Company at the following address: Digital Ally, Inc., Attention: Corporate Secretary, 6366 College Blvd., Overland Park, Kansas 66215. Such recommendations will be forwarded to the Nominating Committee for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and they are in time for the Nominating Committee to do an adequate evaluation of the candidate before the Annual Meeting. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Board and to serve if elected and to cooperate with a background check.

Stockholder Nominations of Directors. Our Bylaws provide that, in order for a stockholder to nominate a director at an annual meeting of stockholders, the stockholder must give timely written notice to our Secretary and such notice must be received at our principal executive offices not less than one-hundred-and-twenty (120) days before the date of our release of the proxy statement to stockholders in connection with our previous year’s annual meeting of stockholders. Such stockholder’s notice shall include, with respect to each person whom the stockholder proposes to nominate for election as a director, all information relating to such nominee that is required under the Exchange Act, including such person’s written consent to being named in the proxy statement as a nominee and serving as a director, and cooperating with a background investigation. In addition, the stockholder must include in such notice the name and address, as they appear on our records, of the stockholder proposing the nomination of such person, and the name and address of the beneficial owner, if any, on whose behalf the nomination is made, the class and number of shares of our capital stock that are owned beneficially and of record by such stockholder of record and by the beneficial owner, if any, on whose behalf the nomination is made, and any material interest or relationship that such stockholder of record and/or the beneficial owner, if any, on whose behalf the nomination is made may respectively have in such business or with such nominee. At the request of the Board, any person nominated for election as a director shall furnish to our Secretary the information required to be set forth in a stockholder’s notice of nomination that pertains to the nominee.

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

Code of Ethics and Conduct

Our Board has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees, officers and directors act in accordance with the highest ethical standards. The Code of Ethics and Conduct is available on the Investor Relations page of our website at http://www.digitalally.com and the Code of Ethics and Conduct was filed as an exhibit to our Annual Report on Form 10-KSB filed March 4, 2008.

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

Insider Trading Arrangements and Policies

We have a written insider trading policy that applies to our directors, officers, employees and contractors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We intend to disclose future amendments to such policy, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above or in a current report on Form 8-K that we would file with the SEC.

Our directors and executive officers may adopt written plans, known as Rule 10b5-1 plans, in which they will contract with a broker to buy or sell shares of our common stock on a periodic basis. Under a Rule 10b5-1 plan, a broker executes trades pursuant to parameters established by the director or officer when entering into the plan, without further direction from them. The director or officer may amend a Rule 10b5-1 plan in some circumstances and may terminate a plan at any time. Our directors and executive officers also may buy or sell additional shares outside of a Rule 10b5-1 plan when they are not in possession of material non-public information subject to compliance with the terms of our insider trading policy.

Item 11.	Executive Compensation.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have any formal policy that requires the Company to grant, or avoid granting, equity-based compensation at certain times. We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date).

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (“COO”) (collectively, the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2024 and 2023:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross	2024	$112,885	$-	$42,600	(3)	$-	$6,175	$161,660
Chairman, CEO and President	2023	$250,000	$-	$87,325	(5)	$-	$11,200	$348,525

Thomas J. Heckman	2024	$51,923	$-	$-		$-	$2,885	$54,808
CFO, Treasurer and Secretary	2023	$120,000	$-	$18,713	(6)	$-	$6,354	$145,067

Peng Han	2024	$112,885	$-	$31,950	(4)	$-	$5,706	$150,541
COO	2023	$250,000	$-	$24,950	(7)	$-	$10,821	$285,771

(1)	Represents aggregate grant date fair value pursuant to ASC Topic 718 for the respective year for stock options granted.

(2)	Amounts included in all other compensation include the following items: the employer contribution to the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) on behalf of the named executive. We are required to provide a 100% matching contribution for all who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for all employees’ elective deferral between 4% and 5%. The employee (i) is 100% vested at all times in the employee contributions and employer matching contributions; (ii) receives Company paid healthcare insurance; (iii) receives Company paid contributions to health savings accounts; and (iv) receives Company paid life, accident and disability insurance. See “All Other Compensation Table” below.

(3)	Stock awards include the following restricted stock granted during 2024 to Mr. Ross: 20,000 shares at $2.13 per share that vest 100% on January 31, 2025, subject to Mr. Ross remaining an employee of the Company at that point in time.

(4)

Stock awards include the following restricted stock granted during 2024 to Mr. Han: 15,000 shares at $2.13 per share, of which 3,000 shares vested immediately on January 31, 2024 at $2.13 per share and the remaining to vest 3,000 shares annually beginning on January 31, 2025 through January 31, 2028, subject to Mr. Han remaining an employee of the Company at that point in time.

(5)	Stock awards include the following restricted stock granted during 2023 to Mr. Ross: 17,500 shares at $4.99 per share that vested 50% on January 10, 2024 and 50% on January 10, 2025, subject to Mr. Ross remaining an employee of the Company at that point in time.

(6)	Stock awards include the following restricted stock granted during 2023 to Mr. Heckman: 3,750 shares at $4.99 per share that vested on April 1, 2023.

(7)	Stock awards include the following restricted stock granted during 2023 to Mr. Han: 5,000 shares at $4.99 per share that vest 20% annually on the anniversary of January 10 from 2024 to 2028, subject to Mr. Han remaining an employee of the Company at that point in time.

All Other Compensation Table

		401(k) Plan	Company paid	Flexible & health savings account	Company paid life, accident &	Other
Name	Year	contribution by Company	healthcare insurance	contributions by Company	disability insurance	Contractual payments	Total
Stanton E. Ross	2024	$4,635	$-	$719	$821	$-	$6,175
Chairman, CEO and President	2023	$11,200	$-	$1,100	$821	$-	$13,121

Thomas J. Heckman	2024	$1,869	$-	$379	$637	$-	$2,885
CFO, Treasurer and Secretary	2023	$4,800	$-	$895	$659	$-	$6,354

Peng Han	2024	$4,885	$-	$-	$821	$-	$5,706
COO	2023	$10,000	$-	$-	$821	$-	$10,821

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

On January 31, 2024, the Compensation Committee approved the annual base salaries of Stanton E. Ross, Chief Executive Officer, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, and Peng Han, Chief Operating Officer, at $250,000, $120,000, and $250,000, respectively, for 2024. However, the officers voluntarily reduced their salaries throughout 2024 to the amounts indicated in the Summary Compensation Table to support the Company’s cash flow position.

The Compensation Committee plans to review the base salaries for possible adjustments on an annual basis. Base salary adjustments will be based on both individual and our performances and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options and Restricted Stock Awards. The Compensation Committee determined stock option and restricted stock awards based on numerous factors, some of which include responsibilities incumbent with the role of each executive with us, tenure with us, as well as our performance. The vesting period of options and restricted stock is also tied, in some instances, to our performance directly related to certain executive’s responsibilities with us. The Compensation Committee determined that Messrs. Ross and Han were eligible for awards of stock options or restricted stock in 2024 based on their performance. Refer to the “Grants of Plan-Based Awards” table below for restricted stock awards made in 2024. The Committee also determined that Messrs. Ross, Heckman, and Han would be eligible in 2024 for awards of restricted stock or stock options. On January 31, 2024, the Compensation Committee awarded Stanton E. Ross 20,000 shares of restricted common stock that will vest 100% on January 31, 2025 provided that he remains an officer on such dates. Peng Han was awarded 15,000 shares of restricted common stock, of which 3,000 shares vested immediately on January 31, 2024 at $2.13 per share and the remaining to vest 3,000 shares annually beginning on January 31, 2025 through January 31, 2028, provided that he remains an officer on such dates.

Bonuses. The Compensation Committee determined to award no bonuses to each of the executive officers in 2023 and 2024, as set forth in the foregoing table. Refer to the “Summary Compensation Table” above.

Other. In July 2008, we amended and restated our 401(k) Plan. The amended 401(k) Plan requires us to provide a 100% matching contribution for employees who elect to contribute up to 3% of their compensation to the plan and a 50% matching contribution for employees’ elective deferrals between 4% and 5%. We have made matching contributions for executives who elected to contribute to the 401(k) Plan during 2024. Each participant is 100% vested at all times in employee and employer matching contributions. Mr. Heckman, as trustee of the 401(k) Plan, holds the voting power as to the shares of our common stock held in the 401(k) Plan. We have no profit-sharing plan in place for our employees. However, we may consider adding such a plan to provide yet another level of compensation to our compensation plan.

The following table presents information concerning the grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2024:

Grants of Plan-Based Awards

Name	Grant date	Date approved by Compensation Committee	All other stock awards: Number of shares of stock or units: (#) (1) (2)		Exercise or base price of option awards ($/Share)	Grant date fair value of stock awards ($) (2)
Stanton E. Ross
Chairman and CEO	January 31, 2024	January 31, 2024	20,000	(1)	$2.13	$42,600

Thomas J. Heckman
CFO, Treasurer and Secretary	-	-	-		$-	$-

Peng Han
COO	January 31, 2024	January 31, 2024	15,000	(1)	$2.13	$31,950

(1) These restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over a one-year period (100% on January 31, 2025) contingent upon whether the individual is still employed by us at that point.

(2) Stock awards noted represent the aggregate amount of grant date fair value as determined under ASC Topic 718. Please refer to Note 16 to the consolidated financial statements that appear in our Annual Report on Form 10-K, filed with the SEC on April 1, 2024, for a further description of the awards and the underlying assumptions utilized to determine the amount of grant date fair value related to such grants.

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

Under the retention agreements, a “Change in Control” means (i) one party alone, or acting with others, has acquired or gained control over more than 50% of the voting shares of the Company; (ii) the Company merges or consolidates with or into another entity or completes any other corporate reorganization, if more than 50% of the combined voting power of the surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (iii) a majority of the Board is replaced and/or dismissed by the stockholders of the Company without the recommendation of or nomination by the Company’s current Board; (iv) the Company’s CEO is replaced and/or dismissed by stockholders without the approval of the Board; or (v) the Company sells, transfers or otherwise disposes of all or substantially all of the consolidated assets of the Company and the Company does not own stock in the purchaser or purchasers having more than 50% of the voting power of the entity owning all or substantially all of the consolidated assets of the Company after such purchase.

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

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2024:

Outstanding Equity Awards at Fiscal Year-End

Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Stanton E. Ross
Chairman and CEO		-	-	-	-	28,750	$15,238	-	$-

Thomas J. Heckman
CFO, Treasurer and Secretary	-	-	-	-	-	-	$-	-	$-

Peng Han
COO	-	-	-	-	-	19,000	$10,070	-	$-

(1) These stock option and restricted stock awards were made under the Digital Ally, Inc. Stock Option and Restricted Stock Plans and vest over the prescribed period contingent upon whether the individual is still employed by the Company at that point.

(2) Market value based upon the closing market price of $0.53 on December 31, 2024.

The following table presents information concerning the stock options exercised and the vesting of restricted stock awards during 2024 for the Named Executive Officers for the year ended December 31, 2024:

	Option Exercises and Restricted Stock Vested
	Option Awards		Stock Awards
	Number of Shares acquired realized on exercise (#)	Value realized on exercise ($)	Number of Shares acquired on vesting (#)	Value on vesting ($)
Stanton E. Ross Chairman and CEO	-	$-	17,500	$37,450	(1)

Thomas J. Heckman CFO, Treasurer and Secretary	-	$-	-	$-

Peng Han COO	-	$-	5,000	$10,670	(2)

(1)	Based on the closing market price of our common stock of $2.19 on January 10, 2024, the date of vesting for 8,750 shares of common stock, and the closing market price of our common stock of $2.09 on January 7, 2024, the date of vesting for 8,750 shares of common stock for Mr. Ross.

(2)	Based on the closing market price of our common stock of $2.13 on January 31, 2024, the date of vesting for 3,000 shares of common stock, the closing market price of our common stock of $2.09 on January 7, 2024, the date of vesting for and the closing market price of our common stock of $2.19 on January 10, 2024, the date of vesting for 1,000 shares of common stock for Mr. Han.

The number of stock options and restricted stock awards that an employee, director, or consultant may receive under our Plans (defined below under “Information Regarding Plans and Other Arrangements Not Subject to Security Holder Action”) is in the discretion of the administrator and therefore cannot be determined in advance. The Board’s policy in 2024 was to grant officers an award of 20,000 restricted shares of common stock to our CEO and 15,000 restricted shares of common stock to our COO and each non-employee director no award of options or restricted stock, all subject to vesting requirements.

The following table sets forth (a) the aggregate number of shares of common stock subject to options granted under the Plans during the year ended December 31, 2024 and (b) the average per share exercise price of such options.

	Number of
	Restricted
	Shares of	Number of	Average per
	Common	Options	Share Exercise
Name of Individual or Group	Stock Granted	Granted	Price
Stanton E. Ross, Chairman of the Board of Directors & CEO	20,000	-	$-
Leroy C. Richie, Director	-	-	$-
Thomas J. Heckman, Vice President, CFO, Treasurer & Secretary	-	-	$-
Peng Han, COO	15,000	-	$-
All executive officers, as a group	35,000	-	$-
All directors who are not executive officers, as a group	-	-	$-
All employees who are not executive officers, as a group	45,197	-	$-

Director Compensation

Our non-employee directors received no stock option or restricted stock grants as noted in the “Director Compensation” table below for their service on the Board in 2024, including on the Audit, Nominating and Compensation Committees.

Director compensation for the year ended December 31, 2024 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (2)	Total ($)
Stanton E. Ross, Chairman of the Board of Directors (1)	$-	$-	$-	$-
Leroy C. Richie (2)	$15,000	$-	$-	$15,000
D Duke Daughtery (2)	$13,750	$-	$-	$13,750
Charles M Anderson (3)	$-	$-	$-	$-

(1)	As a Named Executive Officer, Mr. Ross’s compensation and option awards are fully reflected in the “Summary Compensation” table, and elsewhere under “Executive Compensation.” He did not receive compensation, stock awards or options for his services as a director.

(2)	The Board suspended their cash fees for the second, third and fourth quarters of 2024. The amounts shown represent the respective Director’s accrued but unpaid fees for the first quarter of 2024.

(3)	Mr. Anderson was appointed to the Board on December 17, 2024. Therefore, he received no director fees or stock-based compensation for services as a director during the year ended December 31, 2024.

On November 17, 2023, our Board adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

Outstanding Stock Options Held by Directors

The following table presents information concerning the outstanding equity awards for the Board as of December 31, 2024:

Outstanding Equity Awards at Fiscal Year-End

	Equity
	incentive
	plan
	awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying	Option
	unexercised	unexercised	unexercised	exercise	Option
	options (#)	options (#)	unearned	price	expiration
Name	exercisable	unexercisable	options (#)	($)	date
Stanton E. Ross Chairman, CEO and President	-	-	-	$-	-

Leroy C. Richie Lead Outside Director	5,000			$33.40	7/8/2031
	3,750			$41.80	5/1/2030
	3,000			$60.20	5/24/2029
	2,500			$44.00	7/5/2028
	1,500			$60.00	8/14/2027
	500	-	-	$78.40	5/11/2026

D Duke Daughtery
Director	-		-	$-	-

Charles M Anderson
Director	-		-	$-	-

Pay Versus Performance

The following table sets forth compensation information for our Chief Executive Officer, Stanton E. Ross, referred to in the tables below as the PEO, and our Chief Financial Officer, Thomas J. Heckman, and our Chief Operating Officer, Peng Han, referred to in the tables below as the Non-PEO NEOs, for purposes of comparing their respective compensation to our net loss, calculated in accordance with SEC regulations, for the fiscal years ended December 31, 2024 and 2023.

			Average
			Summary	Average
	Summary	Compensation	Compensation	Compensation
	Compensation	Actually	Table Total for	Actually Paid	Net
	Table Total	Paid to	Non-PEO	to Non-PEO	Income
Year	for PEO	PEO	NEOs	NEOs	(Loss)
	(1)	(2)	(3)	(4)
2024	$161,660	$116,097	$102,675	$88,325	$(21,715,725)
2023	$348,525	$279,525	$215,419	$205,552	$(25,463,949)

(1)	The dollar amounts reported are the amounts of total compensation reported for Mr. Ross in the Summary Compensation Table for the fiscal years ended December 31, 2024 and 2023.

(2)	The dollar amounts reported represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. Ross during the applicable year, but also include (i) the year-end fair value of equity awards granted during the reported year that are outstanding and unvested, (ii) the change in the fair value of equity awards that were outstanding and unvested at the end of the prior year, measured through the date on which the awards vested, or through the end of the reported fiscal year, and (iii) the fair value of equity awards that were issued and vested during the reported fiscal year. See the table under “PEO Equity Award Adjustment Breakout” below for further information.

(3)	The dollar amounts reported are the average total compensation reported for our Non-PEO NEO in the Summary Compensation Table for the fiscal years ended December 31, 2024 and 2023.

(4)	The dollar amounts reported represent the average amount of “compensation actually paid”, as computed in accordance with SEC rules, for our Non-PEO NEOs. The dollar amounts reported are the average total compensation reported for our Non-PEO NEOs in the Summary Compensation Table for the fiscal years ended December 31, 2024 and 2023, but also include (i) the year-end fair value of equity awards granted during the reported year that are outstanding and unvested, (ii) the change in the fair value of equity awards that were outstanding and unvested at the end of the prior year, measured through the date on which the awards vested, or through the end of the reported fiscal year, and (iii) the fair value of equity awards that were issued and vested during the reported fiscal year. See the table under “Non-PEO NEOs Equity Award Adjustment Breakout” below for further information.

PEO Equity Award Adjustment Breakout

To calculate the amounts in the “Compensation Actually Paid to PEO” column in the table above, the following amounts were deducted from and added to (as applicable) our PEO’s “Total” compensation as reported in the Summary Compensation Table:

Fair Value
Increase or
			Fair	Fair Value		Decrease
			Value	Year over	Fair	from
			as of Year	Year	Value of	Prior Year
		Reported	End for	Increase or	Awards	end for
		Value of	Awards	Decrease in	Granted	Awards
	Summary	Equity	Granted	Unvested	and	that
	Compensation	Awards	During	Awards	Vested	Vested	Compensation
	Table Total	for	The	Granted in	During	during	Actually Paid
Year	for PEO	PEO(1)	Year	Prior Years	the Year	the Year	to PEO
2024	$161,660	$(42,600)	$10,600	$(13,913)	$-0-	$350	$116,097
2023	$348,525	$(87,325)	$37,100	$(21,700)	$-0-	$2,925	$279,525

(1)	Represents the grant date fair value of the equity awards to our PEO, as reported in the Summary Compensation Table.

Non-PEO NEOs Equity Award Adjustment Breakout

To calculate the amounts in the “Compensation Actually Paid to Non-PEO NEOs” column in the table above, the following amounts were deducted from and added to (as applicable) the “Total” compensation of our Non-PEO NEOs as reported in the Summary Compensation Table:

	Summary Compensation Table Total for Non-PEO	Reported Value of Equity Awards for Non-PEO	Fair Value as of Year End for Awards Granted During The	Fair Value Year over Year Increase or Decrease in Unvested Awards Granted in Prior	Fair Value of Awards Granted and Vested During the	Fair Value Increase or Decrease from Prior Year end for Awards that Vested during	Compensation Actually Paid to Non-PEO
Year (1)	NEOs	NEOs(2)	Year	Years	Year	the Year	NEOs
2024	$102,675	$(15,975)	$3,975	$(5,565)	$3,195	$20	$88,325
2023	$215,419	$(12,475)	$5,300	$(4,960)	$-0-	$2,268	$205,552

(1)	All the amounts are average for Non-PEO NEOs.

(2)	Represents the grant date fair value of the equity awards to our Non-PEO NEOs, as reported in the Summary Compensation Table.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Common stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;
●	each of our executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 30, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock shown that they beneficially own, subject to community property laws where applicable.

Common stock subject to securities currently exercisable or exercisable within sixty (60) days of April 30, 2025 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Digital Ally, Inc., 6366 College Blvd., Overland Park, KS 66211

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total
	Shares	%	Voting Power
5% or Greater Stockholders:
None	—	—%	—%
Executive Officers and Directors:
Stanton E. Ross(2)	136,065	*	*
Leroy C. Richie(3)	18,211	*	*
D. Duke Daughtery	1,405	*	*
Thomas J. Heckman(4)	138,968	*	*
Peng Han(5)	28,781	*	*
Charles M. Anderson	-	*	*

All executive officers and directors as a group (six individuals)	323,430	0.28%	0.28%

* Represents less than 1%.

(1)	Based on 115,601,371 shares of common stock issued and outstanding as of April 30, 2025 and, with respect only to the ownership by all executive officers and directors as a group.
(2)	Mr. Ross’s total shares of common stock include 17,500 restricted shares that are subject to forfeiture to us.
(3)	Mr. Richie’s total shares of common stock include 16,250 shares of common stock to be received upon the exercise of vested options.
(4)	Mr. Heckman’s total shares of common stock include 85,401 shares of common stock held in the Company’s 401(k) Retirement Savings Plan (the “401(k) Plan”) (on December 31, 2024) as to which Mr. Heckman has voting power as trustee of the 401(k) Plan.
(5)	Mr. Han’s total shares of common stock include (i) 17,000 restricted shares that are subject to forfeiture to us and (ii) 331 shares of common stock to be received upon the exercise of vested options.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2024, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of December 31, 2024.

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

The following table sets forth certain information regarding the Plans as of December 31, 2024:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	52,500	$45.14	408,750
Equity compensation plans not approved by stockholders	-	$-	-
Total all plans	52,500	$45.14	408,750

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $245,716 and $619,301 as of December 31, 2024 and 2023, respectively. Total management fees accrued and payable in accordance with the operating agreement totaled $38,625 and $49,014 as of December 31, 2024 and 2023, respectively. The company recorded management fee expense of $67,905 and $169,075 for the years ended December 31, 2024 and 2023, respectively.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of December 31, 2024 and 2023, the entire TicketSmarter Related Party note balance totaled $2,700,000, and is classified as current, with an accrued interest balance of $488,711 and $95,031, respectively. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received to resolve such outstanding payables is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

On August 19, 2024, the parties agreed to amend the note whereby the repayment dates were extended to begin on January 2, 2025 and continue at $54,000 for 50 consecutive weeks plus interest. The parties did not change any other provisions or terms of the note. The amendment was determined to be a modification of the note rather than an extinguishment and reissuance of a new note. No payments have been made to date in 2025.

Company Related Party Note

On August 22, 2024, Digital Ally’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. In addition, on October 24, 2024, Digital Ally’s Chief Executive Officer, made an additional loan in the amount of $40,000 to the Company to support its operations. These transactions were recorded as related party notes payable (the “Company Related Party Notes”). The Company Related Party Notes bear interest at prime rate (8.00% as of December 31, 2024) per annum with repayment due on demand. As of December 31, 2024, the entire Company Related Party note of $140,000, is classified as current, with an accrued interest balance of $3,465.

Item 14.	Principal Accountant Fees and Services.

Audit and Related Fees

The following table is a summary of the fees billed to us by RBSM LLP for the fiscal years ended December 31, 2024 and 2023:

Fee Category	Fiscal 2024 fees	Fiscal 2023 fees
Audit fees	$275,000	$312,500
Audit-related fees	165,000	145,000
Tax fees	—	—
All other fees	—	—
Total fees	$440,000	$457,500

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

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated August 23, 2022, between Digital Ally, Inc. and DGLY Subsidiary.	(13)
2.2	Mutual Termination and Release Agreement, dated November 7, 2024, by and among Clover Leaf Capital Corp., CL Merger Sub, Inc., Yntegra Capital Investments LLC, in the capacity as the Purchaser Representative, Kustom Entertainment, Inc. and Digital Ally, Inc.	(32)
3.1(i)(a)	Articles of Incorporation.	(13)
3.1(i)(b)	Articles of Merger.	(13)
3.1(i)(c)	Certificate of Amendment to Digital Ally, Inc.’s Articles of Incorporation, dated December 8, 2022.	(16)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc., dated February 6, 2023.	(17)
3.1(i)(e)	Certificate of Correction to Articles of Incorporation of Digital Ally, Inc., dated October 28, 2024.	(30)
3.1(i)(f)	Certificate of Correction to Articles of Incorporation of Digital Ally, Inc., dated October 30, 2024.	(30)
3.1(ii)(a)	Bylaws	(13)
3.1(ii)(b)	Amendment to Bylaws	(32)
4.1	Form of Common Stock Certificate.	(36)
4.2	Form of Registration Rights Agreement, dated October 13, 2022, by and among Digital Ally, Inc. and the investors named therein.	(14)
4.3	Form of Registration Rights Agreement, dated April 5, 2023, between Digital Ally, Inc. and certain Purchasers, who are signatories thereto.	(20)
4.4	Form of Warrant of Digital Ally, Inc., dated April 5, 2023.	(20)
4.5	Revolving Note, dated October 26, 2023, issued by Digital Ally, Inc.to Kompass Kapital Funding, LLC.	(22)
4.6	Form of Senior Secured Promissory Note, issued by Digital Ally, Inc., dated March 1, 2024	(23)
4.7	Certificate of Withdrawal of Certificate of Designation of Series A Convertible Redeemable Preferred Stock	(24)
4.8	Certificate of Withdrawal of Certificate of Designation of Series B Convertible Redeemable Preferred Stock	(24)
4.9	Form of Series A Warrant of Digital Ally, Inc., dated June 25, 2024.	(25)
4.10	Form of Series B Warrant of Digital Ally, Inc., dated June 25, 2024.	(25)
4.11	Form of Pre-Funded Warrant of Digital Ally, Inc., dated June 25, 2024.	(25)
4.12	Form of Series A Warrant of Digital Ally, Inc., dated February 14, 2025.	(35)
4.13	Form of Series B Warrant of Digital Ally, Inc., dated February 14, 2025.	(35)
4.14	Form of Pre-Funded Warrant of Digital Ally, Inc., dated February 14, 2025.	(35)
4.15	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(19)
10.1	2005 Stock Option and Restricted Stock Plan.	(2)
10.2	2006 Stock Option and Restricted Stock Plan.	(2)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(2)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(2)
10.5	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(3)
10.6	2011 Stock Option and Restricted Stock Plan	(4)
10.7	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(4)
10.8	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(5)
10.9	Form of 2015 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(19)
10.10	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan.	(7)
10.11	Form of 2018 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(19)
10.12	Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(8)
10.13	Amendment to Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(9)
10.14	Form of 2020 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(19)
10.15	Digital Ally, Inc. 2022 Stock Option and Restricted Stock Plan.	(15)
10.16	Form of 2022 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement under the 2022 Stock Option and Restricted Stock Plan.	(18)
10.17	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP.	(6)
10.18	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP.	(6)

10.19	Commercial Real Estate Sales Contract, dated February 24, 2021, between Digital Ally, Inc. and DDG Holding, LLC.	(10)
10.20	Form of Operating Agreement of Nobility Healthcare, LLC, dated June 1, 2021.	(11)
10.21	Unit Purchase Agreement, dated September 2, 2021.	(12)
10.22	Form of Exchange Agreement, dated August 23, 2022.	(13)
10.23	Form of Securities Purchase Agreement, dated October 13, 2022, between Digital Ally, Inc. and the investors thereto.	(14)
10.24	Form of Securities Purchase Agreement, dated April 5, 2023, between Digital Ally, Inc. and certain Purchasers who are signatories thereto.	(20)
10.25	Form of Security Agreement, dated April 5, 2023, between Digital Ally, Inc. and certain holders of Digital Ally, Inc.’s Senior Secured Convertible Notes who are signatories thereto.	(20)
10.26	Form of Trademark Security Agreement, dated April 5, 2023, between Digital Ally, Inc. and a lender.	(20)
10.27	Form of Patent Security Agreement, dated April 5, 2023, between Digital Ally, Inc. and between Digital Ally, Inc. and a lender.	(20)
10.28	Form of Subsidiary Guaranty, dated April 5, 2023, by and among Digital Ally, Inc. and its direct and indirect subsidiaries and a lender.	(20)
10.29	Loan and Security Agreement, dated October 26, 2023, by and between Digital Ally, Inc., Digital Ally Healthcare, LLC, and Kompass Kapital Funding, LLC.	(22)
10.30	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated October 26, 2023, by and between Digital Ally, Inc. and Kompass Kapital Funding, LLC.	(22)
10.31	Lock-Up Agreement, dated June 1, 2023, by and between Clover Leaf Capital Corp., Yntegra Capital Investments, LLC, and Digital Ally, Inc.	(21)
10.32	Amendment to Lock-Up Agreement, dated June 24, 2024, by and between Clover Leaf Capital Corp., Yntegra Capital Investments, LLC, and Digital Ally, Inc.	(25)
10.33	Form of Note Purchase Agreement, dated March 1, 2024, by and between Digital Ally, Inc., Kustom Entertainment, Inc., and Mosh Man LLC	(23)
10.34	Amendment to Note Purchase Agreement, dated September 25, 2024, by and between Digital Ally, Inc., Kustom Entertainment, Inc., and Mosh Man LLC	(29)
10.35	Form of Security Agreement, dated March 1, 2024, by and between Digital Ally, Inc., Kustom Entertainment, Inc., and any Additional Grantor	(23)
10.36	Form of Asset Purchase Agreement, dated March 1, 2024, by and between JC Entertainment, LLC, and Kustom 440, Inc.	(23)
10.37	Form of Securities Purchase Agreement, dated June 25, 2024, between Digital Ally, Inc. and the investors thereto.	(25)
10.38	Letter Agreement, dated July 13, 2024, by and between Digital Ally, Inc., Kustom Entertainment, Inc., and Mosh Man LLC	(26)
10.39	Letter Agreement, dated September 12, 2024, by and between Digital Ally, Inc., Kustom Entertainment, Inc., and Mosh Man LLC	(28)
10.40	Purchase and Sale Agreement, dated August 2, 2024, by and between Digital Ally, Inc. and Serenity Now, LLC	(27)
10.41	Form of Securities Purchase Agreement, dated November 6, 2024, between Digital Ally, Inc. and the investors thereto.	(31)
10.42	Amendment to Securities Purchase Agreement, dated December 11, 2024, between Digital Ally, Inc. and the investors thereto.	(33)
10.43	Form of Subsidiary Guaranty, dated November 13, 2024, by and among Digital Ally, Inc. and its direct and indirect subsidiaries.	(34)
14.1	Code of Ethics and Code of Conduct.	(1)
21.1	Subsidiaries of Registrant	(36)
23.1	Consent of RBSM LLP	*
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97	Digital Ally, Inc. Clawback Policy	(36)

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Schema **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase **
101.LAB	Inline XBRL Taxonomy Label Linkbase **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ended December 31, 2007.
(2)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(4)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011.
(5)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016.
(6)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018.
(7)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018.
(8)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed November 16, 2020.
(9)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 27, 2021.
(10)	Filed as an exhibit to the Company’s Form 8-K filed May 3, 2021.
(11)	Filed as an exhibit to the Company’s Form 8-K filed June 9, 2021.
(12)	Filed as an exhibit to the Company’s Form 8-K filed September 9, 2021.
(13)	Filed as an exhibit to the Company’s Form 8-K filed August 23, 2022.
(14)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2022.
(15)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 28, 2022.
(16)	Filed as an exhibit to the Company’s Form 8-K filed December 8, 2022.
(17)	Filed as an exhibit to the Company’s Form 8-K filed February 7, 2023.
(18)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed February 28, 2023.
(19)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2022.
(20)	Filed as an exhibit to the Company’s Form 8-K filed April 7, 2023.
(21)	Filed as an exhibit to the Company’s Form 8-K filed June 6, 2023.
(22)	Filed as an exhibit to the Company’s Form 8-K filed October 27, 2023.
(23)	Filed as an Exhibit to the Company’s Form 8-K filed March 5, 2024
(24)	Filed as an Exhibit to the Company’s Form 8-K filed April 5, 2024
(25)	Filed as an Exhibit to the Company’s Form 8-K filed June 28, 2024
(26)	Filed as an Exhibit to the Company’s Form 8-K filed July 18, 2024
(27)	Filed as an Exhibit to the Company’s Form 8-K filed August 6, 2024
(28)	Filed as an Exhibit to the Company’s Form 8-K filed September 13, 2024
(29)	Filed as an Exhibit to the Company’s Form 8-K filed September 27, 2024
(30)	Filed as an Exhibit to the Company’s Form 8-K filed November 1, 2024
(31)	Filed as an Exhibit to the Company’s Form 8-K filed November 7, 2024
(32)	Filed as an Exhibit to the Company’s Form 8-K filed November 8, 2024
(33)	Filed as an Exhibit to the Company’s Form 8-K filed December 11, 2024
(34)	Filed as an Exhibit to the Company’s Form 8-K filed November 15, 2024
(35)	Filed as an Exhibit to the Company’s Form 8-K filed February 19, 2025
(36)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 1, 2024

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITAL ALLY, INC.,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer (Principal Executive Officer)

Dated:	May 2, 2025

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

Signature and Title	Date

/s/ Stanton E. Ross	May 2, 2025
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	May 2, 2025
Leroy C. Richie, Director

/s/ D. Duke Daughtery	May 2, 2025
D. Duke Daughtery

/s/ Thomas J. Heckman	May 2, 2025
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of

Digital Ally, Inc. and subsidiaries

Overland Park, KS

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for each of the years in the two year period ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flow for each of the years in the two year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial operating losses and will require additional capital to continue as a going concern. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Goodwill, Indefinite Life Intangibles and Other Intangibles Impairment Assessments – Entertainment Segment – Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

As described in Note 8 to the financial statements, the Company’s goodwill and indefinite life intangible asset balance was $5,805,507 and $699,000, respectively as of December 31, 2024. The Company also has amortizable identifiable intangible assets of $1,866,667 – sponsorship agreement network and $100,000 – SEO content, which are being amortized over 5 years and 4 years, respectively, and are related to the entertainment segment. Management tests these assets annually for impairment or more frequently when potential impairment triggering events are present. Goodwill is tested for impairment by comparing the estimated fair value of a reporting unit to its carrying value. Management uses a weighting of income and market approaches to estimate the fair value of its reporting unit. The key assumptions and estimates utilized in the weighting of income and market approaches primarily include future levels of revenue growth, gross profit margin, EBITDA as a percentage of revenue, cash-free debt-free net working capital as a percentage of revenue, capital expenditures as a percentage of revenue, discount rate, selection of guideline public companies and revenue market multiples.

The principal considerations for our determination that performing procedures relating to the goodwill and intangible asset impairment assessments of the entertainment reporting unit is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.

●	These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the entertainment segment; (ii) testing the completeness and accuracy of the underlying data used in the income and market approach; and (iii) evaluating the reasonableness of the significant assumptions used by management related to future levels of revenue growth, gross profit margin, EBITDA as a percentage of revenue, cash-free debt-free net working capital as a percentage of revenue, capital expenditures as a percentage of revenue, discount rate, selection of guideline public companies and revenue market multiples.

●	Evaluating management’s assumptions related to the future levels of revenue growth, gross profit margin, EBITDA as a percentage of revenue, cash-free debt-free net working capital as a percentage of revenue, capital expenditures as a percentage of revenue, discount rate, selection of guideline public companies and revenue market multiples and involved evaluating whether the assumptions were reasonable considering (i) current and past performance of the entertainment segment; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

●	Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approach and (ii) the reasonableness of significant assumptions related to the future levels of revenue growth, gross profit margin, EBITDA as a percentage of revenue, cash-free debt-free net working capital as a percentage of revenue, capital expenditures as a percentage of revenue, discount rate, selection of guideline public companies and revenue market multiples.

Goodwill and Other Intangibles arising from the acquisition of Country Stampede – Refer to Notes 1 and 21 to the consolidated financial statements

Critical Audit Matter Description

As disclosed in Note 1, Goodwill arises in connection with acquisitions. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

As disclosed in Note 21, on March 1, 2024, the Company completed an acquisition referred to as the Country Stampede Acquisition in accordance with the asset purchase agreement. The consideration included payment of cash of $542,959 of which $400,000 was paid on March 1, 2024 and remainder on or before thirty days. Auditing the accounting for the acquisition was complex due to the significant estimation uncertainty in determining the fair values of identified intangible assets, which consisted of trademarks and trade names of $300,000 and Goodwill of $225,959.

The principal considerations for our determination that performing procedures relating to the intangible assets acquired with the Country Stampede Acquisition is a critical audit matter because (i) the significant judgment used by management when determining the fair value estimates of the intangible assets acquired; (ii) the high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating the significant assumptions used in management’s fair value estimates; and (iii) the audit effort involved in the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

●	We utilized personnel with specialized knowledge and skill in valuation to assist in: a) assessing the appropriateness of valuation methodology for the trademarks and trade names using Relief from Royalty, b) evaluating the reasonableness of the growth rates, percent of revenues lost without existing agreements, discount rate used in the income approach.

●	Evaluate the reasonableness of management’s significant estimates and assumptions including revenue growth rates, percent of revenues lost without existing agreements and discount rate in the valuation of the trademarks and trade names.

●	Evaluate if there have been events and circumstances that might indicate that intangible asset and goodwill has been impaired.

/s/ RBSM LLP

We have served as the Company’s auditor since 2019.

New York, NY

May 2, 2025

PCAOB ID Number 587

New York, NY Washington DC Mumbai & Pune, India Boca Raton, FL

Houston, TX San Francisco, CA Las Vegas, NV Beijing, China Athens, Greece

Member: ANTEA International with affiliated offices worldwide

DIGITAL ALLY, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 AND 2023

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$454,314	$680,549
Accounts receivable-trade, less allowance for doubtful accounts of $314,304 – 2024 and $200,668 – 2023	1,301,253	1,584,662
Other receivables, net of $25,000 allowance – 2024 and $5,000 - 2023	4,144,845	3,107,634
Inventories, net	2,586,066	3,845,281
Prepaid expenses	1,867,258	6,366,368

Total current assets	10,353,736	15,584,494

Property, plant, and equipment, net	365,857	7,283,702
Goodwill and other intangible assets, net	10,654,325	16,510,422
Operating lease right of use assets, net	718,509	1,053,159
Other assets	5,644,146	6,597,032

Total assets	$27,736,573	$47,028,809

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$11,486,947	$10,732,089
Accrued expenses	1,514,508	3,269,330
Current portion of operating lease obligations	158,304	279,538
Contract liabilities – current	4,215,401	2,937,168
Notes payable – related party – current portion	2,840,000	2,700,000
Debt obligations – current	4,961,443	1,260,513
Warrant derivative liabilities	4,554,640	1,369,738
Income taxes payable	—	61

Total current liabilities	29,731,243	22,548,437

Long-term liabilities:
Debt obligations – long term	141,083	4,853,237
Operating lease obligation – long term	560,205	827,836
Contract liabilities – long term	6,317,472	7,340,459
Lease deposit	—	10,445

Total liabilities	36,750,003	35,580,414

Commitments and contingencies

Stockholders’ Equity (Deficit):

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; none issued or outstanding – 2024 and 2023
Common stock, $0.001 par value; 200,000,000 shares authorized; shares issued: 5,807,596 – 2024 and 2,800,754 – 2023	5,808	2,801
Additional paid in capital	129,691,976	128,441,083
Noncontrolling interest in consolidated subsidiary	(1,198,286)	673,292
Accumulated deficit	(137,512,928)	(117,668,781)

Total equity (deficit)	(9,013,430)	11,448,395

Total liabilities and equity (deficit)	$27,736,573	$47,028,809

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2024 AND 2023

	2024	2023
Revenue:
Product	$5,404,317	$9,347,945
Service and other	14,246,485	18,900,399

Total revenue	19,650,802	28,248,344

Cost of revenue:
Product	5,899,130	9,974,890
Service and other	8,262,340	12,510,970

Total cost of revenue	14,161,470	22,485,860

Gross profit	5,489,332	5,762,484

Selling, general and administrative expenses:
Research and development expense	1,339,673	2,618,746
Selling, advertising and promotional expense	2,144,494	7,137,529
General and administrative expense	12,376,705	18,246,762
Goodwill and intangible asset impairment charge	4,830,000	—

Total selling, general and administrative expenses	20,690,872	28,003,037

Operating loss	(15,201,540)	(22,240,553)

Other income (expense):
Interest income	69,509	95,717
Interest expense	(3,815,323)	(3,134,253)
Other income	26,733	144,735
Loss on litigation	(1,959,396)	(1,792,308)
Loss on extinguishment of convertible debt	—	(1,112,705)
Loss on disposal of intangibles	(119,979)	—
Change in fair value of warrant derivative liabilities	(1,240,407)	1,846,642
Change in fair value of contingent consideration promissory notes and earn-out agreements	—	177,909
Gain on the extinguishment of liabilities	917,935	550,867
Loss on extinguishment of debt	(753,339)	—
Gain on sale of property, plant and equipment	360,082	—

Total other expense	(6,514,185)	(3,223,396)

Loss before income tax benefit (provision)	(21,715,725)	(25,463,949)
Income tax expense benefit (provision)	—	—

Net loss	(21,715,725)	(25,463,949)

Net (income) loss attributable to noncontrolling interests of consolidated subsidiary	1,871,578	(224,598)

Net loss attributable to common stockholders	$(19,844,147)	$(25,688,547)

Net loss per share attributable to common information:
Basic	$(5.58)	$(9.22)
Diluted	$(5.58)	$(9.22)

Weighted average shares outstanding:
Basic	3,555,371	2,784,894
Diluted	3,555,371	2,784,894

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

YEARS ENDED DECEMBER 31, 2024 AND 2023

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	Deficit	Total

Balance, December 31, 2022	2,720,171	$2,721	$127,869,342	$448,694	$(91,980,234)	$36,340,523

Stock-based compensation	—	—	452,071	—	—	452,071
Restricted common stock grant	35,000	35	(35)	—	—	—
Restricted common stock forfeitures	(3,625)	(4)	4	—	—	—
Conversion of convertible note into common stock	25,000	25	119,725	—	—	119,750
Issuance due to rounding from reverse stock split	24,208	24	(24)	—	—	—
Net loss	—	—	—	224,598	(25,688,547)	(25,463,949)

Balance, December 31, 2023	2,800,754	$2,801	$128,441,083	$673,292	$(117,668,781)	$11,448,395

Stock-based compensation	—	—	128,519	—	—	128,519
Restricted common stock grant	80,197	80	(80)	—	—	—
Restricted common stock forfeitures	(49,947)	(49)	49	—	—	—
Sale of common stock and pre-funded warrants, net of offering costs	622,211	622	2,528,826	—	—	2,529,448
Fair value of warrants issued along with sale of common stock	—	—	(2,075,300)	—	—	(2,075,300)
Issuance of commitment shares in connection with bridge financing	808,377	808	538,647	—	—	539,455
Issuance of common stock upon exercise of pre-funded warrants	573,004	573	(573)	—	—	—
Allocation of fair value of Series B warrants approved by shareholders	—	—	(454,150)	—	—	(454,150)
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	584,955	—	—	584,955
Issuance of common stock upon exercise of common stock purchase warrants	973,000	973	—	—	—	973
Net loss	—	—	—	(1,871,578)	(19,844,147)	(21,715,725)

Balance, December 31, 2024	5,807,596	$5,808	$129,691,976	$(1,198,286)	$(137,512,928)	$(9,013,430)

See Notes to Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	2024	2023
Cash Flows from Operating Activities:
Net loss	$(21,715,725)	$(25,463,949)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	2,022,314	2,218,237
Gain on sale of property, plant and equipment	(360,082)	—
Loss on disposal of intangible assets	119,979	—
Goodwill and intangible asset impairment charge	4,830,000	—
Stock based compensation	128,519	452,071
Non-cash interest expense	2,968,938	576,380
Amortization of debt issuance costs	—	161,893
Gain on extinguishment of liabilities	(917,935)	(550,867)
Convertible debt discount amortization	—	2,169,545
Loss on extinguishment of convertible debt	—	1,112,705
Loss on extinguishment of debt	753,339	—
Loss on litigation	1,959,396	1,792,308
Provision for doubtful accounts receivable	113,636	47,932
Provision for doubtful lease receivable	20,000	5,000
Change in fair value of contingent consideration promissory notes and earn-out agreements	—	(177,909)
Change in fair value of warrant derivative liability	1,240,407	(1,846,642)
Provision for inventory obsolescence	(2,372,806)	(947,080)
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(1,018,155)	411,462
Accounts receivable – other (including related party)	(1,057,211)	963,888
Inventories	3,673,021	3,941,205
Prepaid expenses	4,837,508	2,100,045
Operating lease right of use assets	146,902	340,672
Other assets	817,786	(1,343,751)
Increase (decrease) in:
Accounts payable	2,499,810	1,805,601
Accrued expenses	(4,004,013)	289,957
Accrued interest - related party	397,146	95,031
Income taxes payable	(61)	(8,036)
Lease deposit	(10,445)	10,445
Operating lease obligations	(154,232)	(354,652)
Contract liabilities	(32,754)	2,304,671

Net cash used in operating activities	(5,114,718)	(9,893,838)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(28,795)	(94,165)
Proceeds from sale of property, plant and equipment	550,644	—
Purchases of intangible assets	(136,056)	(146,541)
Proceeds from sale of intangible assets	90,535	—
Cash paid for acquisition of Country Stampede	(514,432)	—
Proceeds from sale of land and building	425,653	—

Net cash provided by (used in) investing activities	387,549	(240,706)

Cash Flows from Financing Activities:
Net proceeds of equity offering with detachable warrants	2,194,745	—
Net proceeds of senior promissory notes with commitment shares	2,669,252	—
Net proceeds of convertible debt with detachable warrants	—	2,640,000
Net proceeds of related party note payable	140,000	2,700,000
Net proceeds of revolving loan agreement – Video Solutions Segment	—	4,691,745
Proceeds – Commercial Extension of Credit – Entertainment Segment	1,475,000	1,455,643
Payments on Commercial Extension of Credit – Entertainment Segment	(275,000)	(1,367,715)
Proceeds – Merchant Advances – Video Solutions Segment	1,144,000	1,000,000
Payments on Merchant Advances – Video Solutions Segment	(1,551,250)	(162,000)
Payments on convertible debt	—	(3,162,500)
Proceeds – Merchant Advances – Entertainment Segment	1,511,826	—
Payments on Merchant Advances – Entertainment Segment	(2,714,456)	—
Principal payment on EIDL loan	(3,286)	(2,219)
Principal payment on contingent consideration promissory notes	(188,470)	(412,460)
Proceeds from issuance of common shares upon exercise of Series B warrants	973	—

Net cash provided by financing activities	4,403,334	7,380,494

Net decrease in cash, cash equivalents and restricted cash	(323,835)	(2,754,050)

Cash, cash equivalents and restricted cash, beginning of year	778,149	3,532,199

Cash, cash equivalents, and restricted cash, end of year	$454,314	$778,149

Supplemental disclosures of cash flow information:

Cash payments for interest	$753,569	$88,631

Cash payments for income taxes	$8,006	$1,606

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$80	$35

Restricted common stock forfeitures	$50	$4

Commercial extension of credit repaid through accrued revenue – Entertainment segment	$1,187,928	$—

ROU and lease liability recorded on extension (termination) of lease	$234,633	$611,702

Assets acquired in business acquisitions	$605,000	$—

Goodwill acquired in business acquisitions	$225,959	$—

Liabilities assumed in business acquisitions	$288,000	$—

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$549,356	$—

Fair value of warrants issued with sale of shares	$2,529,450	$—

Transition of warrant derivative liability to equity upon exercise of warrants	$584,955	$—

Reduction in proceeds from sale of building for loan, prepaid rent, and other accrued expenses	$5,474,347	$—

Issuance of common stock upon exercise of pre-funded warrants	$573	—

Payments to vendors directly from proceeds of sale of common stock	$334,703	$—

Issuance of commitment shares in connection with bridge financing	$539,455	$—

Conversion of convertible notes payable into common stock	$—	$119,750

Debt discount on convertible note	$—	$3,000,000

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

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC (“Digital Ally Healthcare”), TicketSmarter, Inc. (“TicketSmarter”), Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc. (“Kustom 440”), Kustom Entertainment, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 22.

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

Potential Business Combination

In June 2023, the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Clover Leaf Capital Corp., a Delaware corporation (Nasdaq: CLOE) (“Clover Leaf”), CL Merger Sub, Inc., a Nevada corporation and a wholly owned subsidiary of Clover Leaf (“Merger Sub”), Yntegra Capital Investments LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Clover Leaf in accordance with the terms and conditions of the Merger Agreement, and Kustom Entertainment, Inc., a Nevada corporation, a wholly owned subsidiary of the Company, with a focus and mission to own and produce events, festivals, and entertainment alongside its evolving primary and secondary ticketing technologies (“Kustom”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein upon the consummation of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub would merge with and into Kustom, with Kustom continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Clover Leaf. Upon the Closing which was subject to the approval of Clover Leaf’s shareholders and the satisfaction or waiver of certain other customary closing conditions, the common stock of the combined company is expected to be listed on the Nasdaq under a mutually agreed new ticker symbol that reflects the name “Kustom Entertainment”.

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

Video Solutions

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company has concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refunds or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are generally less than one year for product sales (although some subscriptions for services may reach out 3-5 years), it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price, as specified on the purchase order, is considered the standalone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement products. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

Revenue Cycle Management

The Company reports revenue cycle management revenues on a net basis, as its primary source of revenue is its end-to-end service fees which is generally determined as a percentage of the invoice amounts collected. These service fees are reported as monthly revenue upon completion of the Company’s performance obligation to provide the agreed upon service.

Entertainment

The Company reports ticketing revenue on a gross or net basis based on management’s assessment of whether the Company is acting as a principal or agent in the transaction. The determination is based upon the evaluation of control over the event ticket, including the right to sell the ticket, prior to its transfer to the ticket buyer.

The Company sells tickets held in inventory, which consists of one performance obligation, being to transfer control of an event ticket to the buyer upon confirmation of the order. The Company acts as the principal in these transactions as the ticket is owned by the Company at the time of the sale, therefore controlling the ticket prior to transferring to the customer. In these transactions, revenue is recorded on a gross basis based on the value of the ticket and is recognized when an order is confirmed. Payment is typically due upon delivery of the ticket.

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

Other

Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the year ended December 31, 2024, the Company recognized revenue of $4.4 million related to its contract liabilities. Contract liabilities consist of deferred revenue and include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. Total contract liabilities consist of the following:

	December 31, 2024
	December 31, 2023	Additions/Reclass	Recognized Revenue	December 31, 2024
Contract liabilities, current	$2,937,168	$2,799,956	$1,521,723	$4,215,401
Contract liabilities, non-current	7,340,459	1,814,351	2,837,338	6,317,472

	$10,277,627	$4,614,307	$4,359,061	$10,532,873

	December 31, 2023
	December 31, 2022	Additions/Reclass	Recognized Revenue	December 31, 2023
Contract liabilities, current	$2,154,874	$2,538,187	$1,755,893	$2,937,168
Contract liabilities, non-current	5,818,082	2,328,994	806,617	7,340,459

	$7,972,956	$4,867,181	$2,562,510	$10,277,627

Sales returns and allowances aggregated $86,370 and $117,713 for the years ended December 31, 2024 and 2023, respectively. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2024 and December 31, 2023, the uninsured balance amounted to $0 and $29,700, respectively.

Restricted Cash:

Restricted cash of $-0- and $97,600 was included in other assets as of December 31, 2024 and 2023, respectively. Restricted cash consists of bank deposits that collateralize a debt obligation. Such debt obligation was paid off as of December 31, 2024.

The following table provides a reconciliation of cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$454,314	$680,549
Long-term restricted cash included in other assets	—	97,600
Total cash, cash equivalents and restricted cash in the statements of cash flows	$454,314	$778,149

Accounts Receivable:

Accounts receivables are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a weekly basis. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, and current economic conditions.

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

The Company determines the fair value of its reporting units using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Under the market approach, we estimate the fair value based on multiples of comparable public companies and precedent transactions. Significant estimates in the income and market approach include: future levels of revenue growth, gross profit margin, EBITDA as a percentage of revenue, cash-free debt-free net working capital as a percentage of revenue, capital expenditures as a percentage of revenue, discount rate, selection of guideline public companies and revenue market multiples.

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of an interim date of September 30, 2024 and concluded that there was an impairment which was recorded during the year ended December 31, 2024. Subsequent to completing our 2023 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test until the fiscal third quarter of 2024, when events occurred that we considered triggering events.

During the third fiscal quarter of 2024, management determined that triggering events had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of September 30, 2024. Refer to Note 8. Goodwill and Other Intangible Assets for additional details on the interim impairment test, valuation methodologies, and inputs used in the fair value measurements. The Company also assessed potential impairments of its long-lived assets as of December 31, 2024 and concluded that there was no additional impairment as compared to its September 30, 2024 interim assessment.

Intangible assets include deferred patent costs, license agreements, trademarks and trade names. Legal expenses incurred in preparation of patent application have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight-line method.

Fair value of assets and liabilities acquired in business combinations:

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management to valuation specialists, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expense on the consolidated statement of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through operating income within the consolidated statements of operations.

Inventories:

Inventories for the video solutions segment consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively, “components”), work-in-process and finished goods. Finished goods that are manufactured and assembled by the Company are carried at the lower-of-cost or net realizable value, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor and manufacturing overhead. Inventories for the entertainment segment consist of tickets to live events purchased, which are held at lower of cost or net realizable value and written-off after the event has occurred. Event tickets for the entertainment segment are carried at lower of cost or net realizable value and fully written off at the time the event occurs if the ticket is unsold and remains in inventory after the completion of the event. Management has established inventory reserves based on estimates of excess and/or obsolete current inventory.

Manufacturing inventory for the video solutions segment is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence.

To support our world-wide service operations for the video solutions segment, we maintain service spare parts inventory, which consists of both consumable and repairable spare parts. Consumable service spare parts are used within our service business to replace worn or damaged parts in a system during a service call and are generally classified in current inventory as our stock of this inventory turns relatively quickly. However, if there has been no recent usage for a consumable service spare part, but the part is still necessary to support systems under service contracts, the part is non-current and included within non-current inventories within our consolidated balance sheet. Consumables are charged to cost of goods sold when issued during the service call.

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the consolidated balance sheet as of December 31, 2024 and 2023. Finance leases would be included in property, plant and equipment, net and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers, offices and warehouse space on December 31, 2024 and 2023 but no financing leases.

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

Shipping and Handling Costs:

Shipping and handling costs video solutions segment for outbound sales orders totaled $38,143 and $51,061 for the years ended December 31, 2024 and 2023, respectively. Such costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense video solutions segment and entertainment segments includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expenses of approximately $1,121,116 and $5,773,965 for the years ended December 31, 2024 and 2023, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2024 and 2023. There were no penalties in 2024 and 2023.

The Company is subject to taxation in the United States and various states. The Company’s 2022 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments.

Research and Development Expenses:

The Company expenses all research and development costs as incurred, which is generally incurred by the video solutions segment. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred after achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2024 and 2023.

Warrant Derivative Liabilities:

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants to purchase shares of Common Stock, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined that because the terms of the various warrants issued and remain outstanding, include a provision that entitles all the warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in the price of our common stock may result in significant changes in the value of the derivatives and resulting gains and losses on our statement of operations.

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

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s consolidated financial statements. See Note 22, Operating Segments, for more information.

Contingent Consideration

In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability for each reporting period and records changes in the fair value through the consolidated statement of operations.

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

Lease Receivable

Lease receivables are carried at the original invoice amount less the total payments received pertaining to each individual customer’s lease agreement. These agreements range from three to five years and are removed from lease receivable upon termination of the agreement. The Company determines if an allowance for doubtful accounts by regularly evaluating individual customer lease receivables and considering a customer’s financial condition, credit history, and current economic conditions. The allowance for uncollectible accounts totaled $25,000 and $5,000 as of December 31, 2024 and 2023, respectively.

New Accounting Standards

Recently Adopted Accounting Standard Updates. - ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”) and a description of other segment items. Additionally, all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This ASU is required to be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s consolidated financial statements. See Note 22, Operating Segments, for more information.

Recently Issued Accounting Pronouncements. - ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s consolidated financial statements.

ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this ASU to the Company’s consolidated financial statements, however the Company does not anticipate this guidance having a material impact to the consolidated financial stat

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

Going Concern Matters and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in the years ended December 31, 2024 and December 31, 2023 primarily due to reduced gross margins caused by a combination of competitors’ introduction of newer products with more advanced features together with significant price cutting of their products and the recent acquisitions with much smaller margins than the video solutions segment, historically. The Company incurred operating losses of approximately $15.2 million for the year ended December 31, 2024 and $22.2 million during the year ended December 31, 2023 and it had an accumulated deficit of $137.5 million as of December 31, 2024. These matters raise substantial doubt about Company’s ability to continue as a going concern. In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised approximately $4.9 million in the year ended December 31, 2024 through a private placement transaction and an underwritten public offering. During February 2025, the Company raised net proceeds of approximately $13.48 million through an underwritten public offering. These equity raises were utilized to fund its operations and acquisitions. Management expects this pattern to continue until it achieves positive cash flow from operations, although it can offer no assurance in this regard.

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

The Company has increased its contract liabilities to nearly $10.5 million as of December 31, 2024, which results in recurring revenue during the period of 2025 to 2027. The Company believes that its quality control and cost-cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

The Company has significantly cut costs in its entertainment segment through the removal of several large partnerships and sponsorships. These did not yield the results management expected; thus, it is not expected that these costs will significantly hinder total revenues in 2025 and beyond.

The Company has significantly cut costs in its video segment through the reduction in headcount and relocating to smaller and less costly facilities after completing the sale of its warehouse/office building.

In addition to the initiatives described above, the Board of Directors is conducting a review of a full range of strategic alternatives to best position the Company for the future including, but not limited to, the sale of all or certain assets, properties or groups of properties or individual businesses or merger or combination with another company. The result of this review may also include the continued implementation of the Company’s business plan. There can be no assurance that any additional transactions or financing will result from this process.

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

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter or credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $314,304 as of December 31, 2024 and $200,668 as of December 31, 2023.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2024 and 2023, the uninsured balance amounted to $-0- and $29,700, respectively. The Company uses primarily a network of unaffiliated distributors for international sales and an employee-based direct sales force for domestic sales. No international distributor individually exceeded 10% of total revenues. No one individual customer receivable balance exceeded 10% of total accounts receivable as of December 31, 2024 and 2023.

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

NOTE 3. ACCOUNTS RECEIVABLE – ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Beginning balance	$200,668	$152,736
Provision for bad debts	190,101	84,446
Charge-offs to allowance, net of recoveries	(76,465)	(36,514)
Ending balance	$314,304	$200,668

NOTE 4. OTHER RECEIVABLES

Other receivables were the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Notes receivable	$150,154	$150,154
Lease receivable, net	3,988,994	2,940,261
Other	5,697	17,219
Total other receivables	$4,144,845	$3,107,634

NOTE 5. INVENTORIES

Inventories consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Raw material and component parts– video solutions segment	$2,589,804	$3,044,653
Work-in-process– video solutions segment	4,906	20,396
Finished goods – video solutions segment	1,655,317	4,623,489
Finished goods – entertainment segment	505,694	699,204
Subtotal	4,755,721	8,387,742
Reserve for excess and obsolete inventory– video solutions segment	(2,037,252)	(4,355,666)
Reserve for excess and obsolete inventory – entertainment segment	(132,403)	(186,795)
Total inventories	$2,586,066	$3,845,281

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $36,080 and $42,797 as of December 31, 2024 and 2023, respectively.

NOTE 6. PREPAID EXPENSES

Prepaid expenses were the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Prepaid inventory	$1,158,867	$5,318,939
Prepaid advertising	334,882	612,292
Other	373,509	435,137
Total prepaid expenses	$1,867,258	$6,366,368

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2024 and 2023:

	Estimated Useful Life	December 31, 2024	December 31, 2023
Building	25 years	$—	$4,537,037
Land	Infinite	—	739,734
Office furniture, fixtures, equipment, and aircraft	3-20 years	783,791	2,065,092
Warehouse and production equipment	3-7 years	237,141	29,055
Demonstration and tradeshow equipment	3-7 years	77,791	87,987
Building improvements	5-7 years	12,185	1,328,654
Total cost		1,110,908	8,787,559
Less: accumulated depreciation and amortization		(745,051)	(1,503,857)

Net property, plant and equipment		$365,857	$7,283,702

Depreciation and amortization of property, plant and equipment aggregated $544,602 and $711,103 for the years ended December 31, 2024 and 2023, respectively. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

During the year ended December 31, 2024 the Company sold its aircraft for $1,100,000 less closing costs of $1,500. The carrying amount of the aircraft on the date of sale was $1,141,661. As a result of the sale the Company recorded a loss of $41,661 in the Consolidated Statement of Operations. In addition, during the year ended December 31, 2024 the Company sold its building for $5,900,000 less closing costs of $36,634. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $401,743 in the Consolidated Statement of Operations during the year ended December 31, 2024.

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024				December 31, 2023
	Gross value	Accumulated amortization	Accumulated Impairment	Net carrying value	Gross value	Accumulated amortization	Net carrying value
Amortized intangible assets:
Licenses (video solutions segment)	$—	$—	$—	$—	$225,545	$89,887	$135,658
Patents and trademarks (video solutions segment)	483,521	377,459	—	106,062	483,521	266,403	217,118
Sponsorship agreement network (entertainment segment)	5,600,000	3,733,333	—	1,866,667	5,600,000	2,613,333	2,986,667
SEO content (entertainment segment)	600,000	500,000	—	100,000	600,000	350,000	250,000
Personal seat licenses (entertainment segment)	117,339	13,037	—	104,302	180,081	14,004	166,077
Software	23,653	—	—	23,653
Website enhancements (entertainment segment)	35,900	9,833	—	26,067	13,500	—	13,500
Client agreements (revenue cycle management segments)	999,034	326,671	—	672,363	999,034	226,768	772,266
	7,859,447	4,960,333	—	2,899,114	8,101,681	3,560,395	4,541,286

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507	5,886,548	—	5,886,548
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966	5,480,966	—	5,480,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000	600,000	—	600,000
Patents and trademarks pending (video solutions segment)	91,738	—	—	91,738	1,622	—	1,622

Total	$20,444,658	$4,960,333	$4,830,000	$10,654,325	$20,070,817	$3,560,395	$16,510,422

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization for the years ended December 31, 2024 and 2023 was $1,477,712 and $1,507,134, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2025	$1,407,721
2026	903,328
2027	109,328
2028	107,194
2029	107,194
2030 and thereafter	264,349

$2,899,114

Annual impairment test

We performed an annual impairment test as of December 31, 2024 for each of our reporting units with remaining goodwill.

The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 18.3% to 21.3%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, for all of the reporting units.

The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 25% premium or greater. Based on our most recent impairment test, the video solutions reporting unit’s fair value was substantially in excess of its carrying value, while the revenue cycle management and entertainment segments were determined not to be impaired, as well,

Interim impairment test

We performed an interim impairment test as of the last day of the fiscal third quarter of 2024 as management determined that a triggering event had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the fact that the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of September 30, 2024 for our reporting units with remaining goodwill.

The fair value of each reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in our most recent impairment test ranged from 20.9% to 32.5%. We also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted in our most recent annual impairment test, for all of the reporting units.

The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of common stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 25% premium or greater. Based on our most recent impairment test, the video solutions reporting unit’s fair value was substantially in excess of its carrying value, while the revenue cycle management and entertainment segments were determined to be impaired.

We held goodwill of $5,480,966 as of September 30, 2024 and December 31, 2023, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 and $5,886,548 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations for the year ended December 31, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of December 31, 2024.

Indefinite-lived intangible assets

We held indefinite-lived trade names/trademarks of $900,000 and $600,000 as of September 30, 2024 and December 31, 2023, respectively, related to businesses within our entertainment segment.

As a result of our interim impairment test as of the last day of the fiscal third quarter of 2024 management concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Consolidated Statements of Operations for the year ended December 31, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue and operating performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of December 31, 2024.

NOTE 9. OTHER ASSETS

Other assets were the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Lease receivable	$4,889,289	$6,095,050
Deposits	549,272	—
Restricted Cash	—	97,600
Other	205,585	404,382
Total other assets	$5,644,146	$6,597,032

NOTE 10. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	December 31, 2024	December 31, 2023
Economic injury disaster loan (EIDL)	$144,495	$147,781
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	129,651
Contingent consideration promissory note – Nobility Healthcare Division Acquisition	—	58,819
Revolving Loan Agreement	—	4,880,000
Commercial Extension of Credit- Entertainment Segment	100,000	87,928
Merchant Advances – Video Solutions Segment	1,922,750	1,350,000
Senior Secured Promissory Notes	3,600,000	—
Unamortized debt issuance costs	(664,719)	(540,429)
Debt obligations	5,102,526	6,113,750
Less: current maturities of debt obligations	4,961,443	1,260,513

Debt obligations, long-term	$141,083	$4,853,237

Debt obligations mature on an annual basis as follows as of December 31, 2024:

December 31, 2024
2025	$4,961,443
2026	3,412
2027	3,542
2028	3,677
2029 and thereafter	130,452

Total	$5,102,526

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

The Company made principal payments of $3,286 and $2,219 during the years ended December 31, 2024 and 2023, respectively, and recorded interest expense of $5,486 and $5,606 for the years ended December 31, 2024 and 2023, respectively.

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

The June Contingent Note is considered to be additional purchase price; therefore, the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition with subsequent changes in fair value recorded as a gain or loss in the Consolidated Statements of Operations. Management recorded the contingent consideration promissory note at its estimated fair value of $350,000 at the acquisition date. Total principal payments, since inception, on this contingent consideration promissory note totaled $290,073. The estimated fair value of the June Contingent Note at December 31, 2024 is $-0-, representing a reduction in its estimated fair value of $58,819 as compared to its estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the year ended December 31, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the year ended December 31, 2024.

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

The August Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $650,000 at the acquisition date. Principal payments, since its inception, on this contingent consideration promissory note totalled $681,907. The estimated fair value of the August Contingent Note at December 31, 2024 is $-0-, representing a decrease in its estimated fair value of $129,651 as compared to is estimated fair value as of December 31, 2023. This reduction only relates to the principal payments made for the year ended December 31, 2024. Therefore, the Company recorded no gain or loss in the Consolidated Statements of Operations for the year ended December 31, 2024.

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

On January 1, 2022, Nobility Healthcare issued another contingent consideration promissory note (the “January Contingent Payment Note”) in connection with a stock purchase agreement between Nobility Healthcare and a private company (the “January Sellers”) of $750,000. Principal payments, since its inception, on this contingent consideration promissory note totalled $153,769. The estimated fair value of the January Contingent Note at December 31, 2023 is $-0-, representing a decrease in its estimated fair value of $208,083 as compared to its estimated fair value as of December 31, 2022, of which $32,936 represents payments made during the year ended December 31, 2023. Therefore, the Company recorded a gain of $175,146 in the Consolidated Statements of Operations for the year ended December 31, 2023.

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

The February Contingent Payment Note is considered to be additional purchase price, therefore the estimated fair value of the contingent liability is recorded as a liability at the acquisition date and the fair value is considered part of the consideration paid for the acquisition. Management has recorded the contingent consideration promissory note at its estimated fair value of $105,000 at the acquisition date. The estimated fair value of the February Contingent Note at December 31, 2023 is $-0-, representing a decrease in its estimated fair value of $4,347 as compared to its estimated fair value as of December 31, 2022, of which $1,584 represents payments made during the year ended December 31, 2023. Therefore, the Company recorded a gain of $2,763 in the Consolidated Statements of Operations for the year ended December 31, 2023.

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

During the year ended December 31, 2023, the Entertainment segment drew an additional $455,643 on this agreement, with the principal balance never exceeding $1,000,000. During the year ended December 31, 2023, the Company’s Entertainment segment had repaid $1,367,715 towards the principal on the loan through remittances and had an outstanding balance of $87,928. During the year ended December 31, 2024, the Company’s Entertainment segment repaid the outstanding principal of $87,928 and did not renew this agreement. During the year ended December 31, 2024, the Company’s Entertainment segment fully amortized $35,000 fees.

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

The advances made are recoupable from client service fees with no more than $25,000 being recouped in any one week. The total advances received for the year ended December 31, 2024 were $1,275,000 and payments made totaled $1,175,000. The outstanding balance as of December 31, 2024 was $100,000.

On August 7, 2024 and as amended on September 25, 2024, the Company’s Entertainment segment entered into an extension of credit (the “Agreement”) with Vegas Tickets in the form of a prepayment for the rights to acquire certain Major League Baseball and National Football League playoff and season tickets. Vegas Tickets agreed to advance, subject to the conditions of the Agreement, and the Company’s Entertainment segment agreed to take, an advance for a sum of $200,000. Under the Agreement, the Company’s Entertainment segment has the right to reacquire the tickets for a cash amount of $220,000 by November 1, 2024. The repurchase date was extended to December 1, 2024 by an amendment dated October 31, 2024. The repurchase was completed and the remaining balance is $-0- as of December 31, 2024.

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

On October 26, 2023, the Company entered into a Revolving Loan Agreement of which a portion of the net proceeds were used to repay the principal amount of the Convertible debt. The Company made an aggregate payment of $3,162,500 from the proceeds, inclusive of fees to retire the convertible notes. In 2023, the Company amortized $2,169,545 in debt issuance costs associated with the convertible notes and expensed the remaining balance of $731,819 upon extinguishment of the notes. As a result, a loss on extinguishment of convertible debt totaling $1,112,705 was recorded in our Consolidated Statements of Operations for the year ended December 31, 2023. The warrants associated with the convertible debt remain outstanding.

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

On August 12, 2024, the Company sold the Mortgaged Property and paid off the $4,880,000 outstanding principal balance together with all accrued and unpaid interest. In addition, upon origination of the Revolving Loan, the Company recorded debt issuance costs of $188,255 which was fully amortized as of the date the Mortgage was paid in full. The remaining unamortized discount was $-0- and $171,258 as December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $171,258 and $16,997 of debt discount under interest expense, respectively.

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

During the year ended December 31, 2024, the Company made repayments totaling $1,551,250 and received additional proceeds of $1,144,000 and recorded additional discount of $980,000. The Company refinanced this loan in April 2024 resulting in the additional proceeds received during the year ended December 31, 2024. The refinancing was deemed to be an extinguishment of debt and a loss on extinguishment of debt was recorded during the year ended December 31, 2024 of $68,827.

As of December 31, 2024 the outstanding principal balance was $1,922,750 which is expected to be repaid in early 2025. The remaining unamortized discount was $-0- and $369,171 as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024 and 2023, the Company amortized $1,180,343 and $142,829, of debt discount under interest expense, respectively. During 2024 and 2023, the Company made repayments totaling $1,551,250 and $162,000, respectively.

Merchant Cash Advances – Entertainment Segment

On March 1, 2024, the Company obtained a short-term merchant advance, which totaled $1,000,000, from a single lender to fund operations. These advances included origination and issuance fees totaling $85,000 for net proceeds of $915,000. The advance is, for the most part, secured by expected future sales transactions of the Company with expected payments on a weekly basis. The Company will repay an aggregate of $1,425,000 to the lender. The loan bears interest at a 40.4523% annual effective rate based on latest debt modification.

The Company entered into the original agreement on March 1, 2024. On July 13, 2024, the Company entered into a letter agreement with the Purchaser, amending the terms of the note agreement, and on September 12, 2024, the Company entered into a second letter agreement further amending the terms of the note agreement. The two amendments to the underlying loan agreement, resulting in additional proceeds totaling $393,836. The modifications were both deemed to be extinguishments of debt resulting in a $310,505 loss on the extinguishment of debt during the year ended December 31, 2024.

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

The Company was unable to make certain required payments under the terms of the amended note. On October 22, 2024, the Company received a Default and Reservation Letter (the “Default Notice”) from counsel for the administrative agent for the amended note, (i) notifying the Company that it was in default under the amended note for, among other reasons, failing to make a $100,000 payment that was due on October 10, 2024, (ii) accelerating all principal and interest payments due under the amended note, and (iii) demanding the Borrowers enter into a lockbox control agreement within ten (10) business days of the date of the Default Notice. As of the date of the Default Notice, the outstanding obligation of the Company under the amended note was approximately $1,600,000.

On October 24, 2024, the Company received a Notice of UCC Article 9 Public Sale (the “Sale Notice”) from counsel to the administrative agent for the amended note notifying the Company that it intended to conduct a public sale of the collateral securing the Company’s obligations under the Note and Security Agreement on November 5, 2024.

As further described below (see Securities Purchase Agreement and Senior Secured Promissory Notes), the Company raised sufficient funds through a private placement which closed on November 7, 2024, to repay the amended note in full. The Company’s full repayment of the outstanding obligations under such amended note effectively cured all defaults under the Agreement and terminated the public sale process of the collateral securing the Borrowers’ obligations thereunder.

During the year ended December 31, 2024 and 2023, the Company amortized $384,302 and $-0-, of debt discount under interest expense, respectively. The Company recorded total losses of $684,512 from the extinguishments of such debt during the year ended December 31, 2024.

Securities Purchase Agreement and Senior Secured Promissory Notes

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

Pursuant to the SPA, the Company was required to use approximately $2,015,623 of the net proceeds from the private placement to pay, in full, all liabilities, obligations and indebtedness owing by the Company and its subsidiary, Kustom Entertainment, Inc., to Mosh Man, LLC (the “Borrower”). See Merchant Cash Advances – Entertainment Segment.

The Company’s full repayment of the outstanding obligations under such promissory note effectively cured all defaults under the promissory note and terminated the public sale process of the collateral securing the Borrowers’ obligations thereunder. The Company’s recorded a loss of $374,007 from the extinguishment of such debt during the year ended December 31, 2024.

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

The senior secured promissory notes mature ninety (90) days following their issuance date (the “Maturity Date”) and shall accrue no interest unless and until an Event of Default (as defined in the senior secured promissory notes) has occurred, in which case interest shall accrue at a rate of 14% per annum during the pendency of such Event of Default. In addition, upon customary Events of Default, the Purchasers may require the Company to redeem all or any portion of the senior secured promissory notes in cash with a 125% redemption premium. The Purchasers may also require the Company to redeem all or any portion of the senior secured promissory notes in cash upon a Change of Control, as defined in the senior secured promissory notes, at the prices set forth therein. Upon a Bankruptcy Event of Default (as defined in the senior secured promissory notes), the Company shall immediately pay to the Purchasers an amount in cash representing 100% of all outstanding principal, accrued and unpaid interest, if any, in addition to any and all other amounts due under the senior secured promissory notes, without the requirement for any notice or demand or other action by the Purchaser or any other person.

If the Company engages in one or more subsequent financings while the senior secured promissory notes are outstanding, the Company will be required to use at least 100% of the gross proceeds of such financing to redeem all or any portion of the senior secured promissory notes outstanding. The Company may also prepay the senior secured promissory notes in whole or in part at any time or from time to time. The senior secured promissory notes also contain customary representations and warranties and covenants of each of the parties. Subject to certain exceptions, the senior secured promissory notes are secured by a first lien and continuing security interest in and to the Collateral (as defined in the senior secured promissory notes).

The net proceeds of the private placement on November 7, 2024 was $2,669,250 (after $330,750 deduction of costs of the offering). The Company allocated the net proceeds from the private placement of the senior secured promissory notes and the commitment shares based upon their relative fair values as of the date of issuance as follows:

Amount

Allocated to the following:

Senior secured promissory notes	$2,129,795

Commitment shares	539,455

Total	$2,669,250

Following is analysis of the senior secured promissory notes balance:

Amount

Balance, as of December 31, 2023	$—

Issuance of senior secured promissory notes, at par	3,600,000

Discount recognized at issuance date	(1,470,205)

Amortization of discount	805,486

Balance, as of December 31, 2024	$2,935,281

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$4,554,640	$4,554,640
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	—	—
	$—	$—	$4,554,640	$4,554,640

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,369,738	$1,369,738
Contingent consideration promissory notes and contingent consideration earn-out agreement	—	—	188,470	188,470
	$—	$—	$1,558,208	$1,558,208

The following table represents the change in Level 3 tier value measurements:

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2023	$188,470	$1,369,738

Issuance of Series A and pre-funded warrant derivative liabilities in June 2024 Private Placement	—	2,075,300

Issuance of Series B warrant derivative liabilities in June 2024 Private Placement upon Stockholder Approval	—	454,150

Transition of warrant derivative liability to equity due to exercise of common stock purchase warrants	—	(584,955)

Change in fair value of warrant derivative liabilities	—	1,240,407

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(188,470)	—

Balance, December 31, 2024	$—	$4,554,640

	Contingent Consideration Promissory Notes and Earn-Out Agreement	Warrant Derivative Liabilities

Balance, December 31, 2022	$777,840	$

Issuance of warrant derivative liabilities	—		3,216,380

Change in fair value of warrant derivative liabilities	—		(1,846,642)

Principal payments on contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(411,460)		—

Change in fair value of contingent consideration promissory notes – Revenue Cycle Management Acquisitions	(177,910)		—

Balance, December 31, 2023	$188,470		$1,369,738

NOTE 12. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Accrued warranty expense	$11,615	$17,699
Accrued litigation costs	—	2,040,292
Accrued sales commissions	—	87,421
Accrued payroll and related fringes	428,380	367,826
Accrued sales returns and allowances	93,170	117,713
Accrued taxes	104,404	150,981
Accrued interest - related party	492,177	95,031
Accrued board of directors’ fees	197,000	165,000
Customer deposits	165,779	219,462
Other	21,983	7,905
	$1,514,508	$3,269,330

Accrued warranty expense was comprised of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Beginning balance	$17,699	$15,694
Provision for warranty expense	38,898	63,980
Charges applied to warranty reserve	(44,982)	(61,975)

Ending balance	$11,615	$17,699

NOTE 13. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2024, and 2023 to the Company’s effective tax rate is as follows:

	2024	2023
U.S. Statutory tax rate	21.0%	21.0%
State taxes, net of Federal benefit	6.0%	6.0%
Stock based compensation	—%	4.3%
Change in valuation reserve on deferred tax assets	(21.6)%	(28.8)%
Contingent consideration for acquisition	—%	(3.0)%
Extinguishment of convertible debt	—%	3.2%
Other, net	(5.4)%	(2.7)%

Income tax (provision) benefit	—%	—%

The effective tax rate for the years ended December 31, 2024, and 2023 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2024, primarily because of the current year operating losses.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2024 and 2023 are as follows:

	2024	2023
Deferred tax assets:
Stock-based compensation	$540,000	$305,000
Start-up costs	110,000	110,000
Inventory reserves	535,000	1,120,000
Warrant derivative liabilities	—	—
Investment in subsidiaries	185,000	—
Research & development expenses	1,030,000	—
Allowance for doubtful accounts receivable	60,000	50,000
Property, plant and equipment depreciation	90,000	230,000
Deferred revenue	2,340,000	2,535,000
Accrued litigation reserve	985,000	500,000
Accrued expenses	60,000	35,000
Net operating loss carryforward	39,275,000	35,365,000
Research and development tax credit carryforward	1,740,000	1,795,000
State jobs credit carryforward	230,000	230,000
Charitable contributions carryforward	115,000	95,000
Uniform capitalization of inventory costs	15,000	115,000

Total deferred tax assets	47,310,000	42,485,000

Valuation reserve	(46,290,000)	(41,610,000)

Total deferred tax assets	1,020,000	875,000
Deferred tax liabilities:
Warrant derivative liabilities	(650,000)	(455,000)
Intangible assets	(230,000)	(265,000)
Domestic international sales company	(140,000)	(155,000)

Total deferred tax liabilities	(1,020,000)	(875,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $46,290,000 and $41,610,000 as of December 31, 2024, and 2023, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company incurred operating losses in 2024 and 2023 and it continues to be in a three-year cumulative loss position at December 31, 2024 and 2023. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to increase our valuation allowance by $4,680,000 but continue to fully reserve its deferred tax assets at December 31, 2024. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of December 31, 2024, the Company had the following Federal net operating loss carry-forwards available to offset future taxable income:

Amount
Tax years generated:
2017 and before	$49,459,000
2018 and after	109,821,000

Federal net operating loss carry-forwards available	$159,280,000

Such tax net operating loss carry-forwards expire between 2025 and 2043 relative to Federal net operating loss carry-forwards generated in tax years 2017 and prior. Federal net operating loss carry-forwards generated in tax years 2018 and after cannot be carried back to prior years and have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 further provides for an annual limitation on usage equivalent to 80% of taxable income. In addition, the Company had research and development tax credit carry-forwards totaling $1,742,000 available as of December 31, 2024, which expire between 2025 and 2040.

The Internal Revenue Code contains provisions under Section 382 which limit a company’s ability to utilize net operating loss carry-forwards in the event that it has experienced a more than 50% change in ownership over a three-year period. Current estimates prepared by the Company indicate that there may have been ownership changes in the past that could limit our ability to utilize a portion of our net operating loss carryforwards and our research and development tax credit carry-forwards.

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

The effective tax rate for the years ended December 31, 2024, and 2023 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2024, primarily because of the current year operating losses.

The Company’s 2022 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments.

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

The Company entered into an operating lease with a third party in October 2023 for copiers used for office and warehouse purposes. The terms of the lease include 48 monthly payments of $1,786 with a maturity date of October 2027. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2024 was thirty-four months.

The Company entered into an operating lease with a third party on November 27, 2024 for a copier used for office purposes. The terms of the lease include 36 monthly payments of $90 with a maturity date of November 27, 2027. The Company has the option to purchase such equipment at maturity for its estimated fair market value at that point in time. The remaining lease term for the Company’s copier operating lease as of December 31, 2024 was thirty-five months.

The Company entered into an operating lease with a third party on October 16, 2024 for office space used by the entertainment segment and temporarily by the video solutions segment. The terms of the lease include 36 monthly payments of $7,251.92 with a maturity date of October 31, 2027. The remaining lease term for the Company’s office space lease as of December 31, 2024 was thirty-four months.

On May 13, 2020, the Company entered into an operating lease for new warehouse and office space, which served as its new principal executive office and primary business location prior to the April 30 purchase and sale agreement. The original lease agreement was amended on August 28, 2020 to correct the footage under lease and monthly payment amounts resulting from such correction. The lease terms, as amended include no base rent for the first nine months and monthly payments ranging from $12,398 to $14,741 thereafter, with a termination date of December 2026. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to its new location. The Company took possession of the leased facilities on June 15, 2020. On September 16, 2024, the Company and the landlord agreed to terminate the lease and the Company relinquished possession and control of the premises. The Company reversed the related right of use asset by $349,710 and its $37,500 rent deposit. In addition, the Company reversed its right of use lease liability by $396,595, resulting in a net gain from the lease extinguishment totaling $9,385 for the year ended December 31, 2024.

On June 30, 2021, the Company completed the acquisition of its first medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease terms include monthly payments ranging from $2,648 to $2,774 thereafter, with a termination date in July 2024. The Company was responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The lease term expired in July 2024 and was not renewed by the Company.

On August 31, 2021, the Company completed the acquisition of its second acquired medical billing company, through Nobility Healthcare. Upon completion of this acquisition, Nobility Healthcare became responsible for the operating lease for the seller’s office space. The lease was renewed in April 2023 with favorable terms and payments ranging from $7,436 to $8,877 thereafter, with a termination date in March 2030. The Company is responsible for property taxes, utilities, insurance and its proportionate share of common area costs related to this location. The remaining term for the Company’s office operating lease was sixty-three months as of December 31, 2024.

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

Lease expense related to the Company’s office space and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense under the five operating leases was approximately $627,212 for the year ended December 31, 2024.

The weighted-average remaining lease-term related to the Company’s lease liabilities as of December 31, 2024 and December 31, 2023 were 4.3 years and 4.5 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of the commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2024:

Assets:
Operating lease right of use assets	$718,509

Liabilities:
Operating lease obligations-current portion	158,304
Operating lease obligations-less current portion	560,205
Total operating lease obligations	$718,509

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2025	$210,086
2026	210,925
2027	189,275
2028	100,863
2029 and thereafter	130,086
Total undiscounted minimum future lease payments	841,235
Imputed interest	(122,726)
Total operating lease liability	$718,509

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

In March 2024, the Company filed a complaint against Larry Roberts (“defendant”) in the Superior Court of the State of California, County of Orange. The lawsuit arises from the defendant’s multiple breaches of his obligations to the Company. The Company seeks monetary damages based on certain conduct by the defendant. On May 28, 2024, the defendant filed a motion to strike portions of the complaint and a motion for demurrer. On October 4, 2024, the Court sustained in part and overruled in part defendant’s motion for demurrer. The Court further denied the defendant’s motion to strike in its entirety. A jury trial has been scheduled for October 19, 2026.

As of December 31, 2024, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case (when taking into account, among other things, the uncertainty of recovering the judgment amount owed to the Company by Culp McAuley, Brandon Culp and Campbell McAuley, jointly and severally), our estimate of the aggregate reasonably possible loss could be the entire balance of the judgment. The Company has recorded an additional loss of $1,959,396 on this matter as of December 31, 2024 which together with the previously recorded losses in prior years, reduces the Company’s net exposure to zero at December 31, 2024. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

General

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $144,589 and $207,463 for the years ended December 31, 2024 and 2023, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

NOTE 16. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $128,519 and $452,071 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of common stock that are issuable under its Plans with the SEC. A total of 137,042 shares remained available for awards under the various Plans as of December 31, 2024.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the years ended December 31, 2024 and 2023 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	53,600	$45.55
Granted	—	—
Exercised	—	—
Forfeited	(1,100)	(65.00)
Outstanding at December 31, 2024	52,500	$45.14
Exercisable at December 31, 2024	52,500	$45.14

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2023	53,950	$45.80
Granted	—	—
Exercised	—	—
Forfeited	(350)	(83.20)
Outstanding at December 31, 2023	53,600	$45.55
Exercisable at December 31, 2023	53,600	$45.55

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the years ended December 31, 2024 and 2023.

At December 31, 2024 and 2023, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2024:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $49.99	37,000	5.6 years	37,000	5.6 years
$50.00 to $69.99	14,000	3.8 years	14,000	3.8 years
$70.00 to $89.99	1,500	1.4 years	1,500	1.4 years

Total	52,500	5.0 years	52,500	5.0 years

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2024 and 2023 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2024	53,875	$11.27
Granted	80,197	2.12
Vested	(33,375)	(11.25)
Forfeited	(49,947)	(2.48)
Nonvested balance, December 31, 2024	50,750	$5.48

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2023	79,125	$21.73
Granted	35,000	5.00
Vested	(56,625)	(21.29)
Forfeited	(3,625)	(22.41)
Nonvested balance, December 31, 2023	53,875	$11.27

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of December 31, 2024, there was $58,534 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next thirty-seven months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2025	35,250
2026	6,500
2027	5,000
2028	4,000
2029	—

NOTE 17. COMMON STOCK PURCHASE WARRANTS

2024 Purchase Warrants

On June 25, 2024, the Company issued Series A and prefunded warrants to purchase a total of 1,768,227 shares of Common Stock along with the sale of common stock. The Company also issued Series B Warrants that will be issuable and exercisable at any time or times on or after the date Stockholder Approval is obtained in addition to the Series A warrants that are not included in outstanding warrants until such time as Stockholder Approval is obtained. Both the Series A and Series B warrants have reset provisions that are activated upon the date Stockholder Approval is obtained. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

During the year ended December 31, 2024, prefunded warrants to purchase 573,008 shares of common stock were fully exercised.

The Series B warrants issued in this transaction became issuable and exercisable on the date Stockholder Approval is obtained. Stockholder approval was obtained on December 17, 2024 which activated the Series B warrants. Both the Series A and Series B warrants also contain price and warrant reset provisions that were activated upon the date of Stockholder Approval. The reset provisions increased the number of common shares issuable under the Series A warrant from 1,195,219 to 5,976,095 shares and the exercise price per Series A warrant was reduced from $2.51 to $0.50 per share effective December 17, 2024. In addition, the Series B warrants became effective and exercisable upon Stockholder Approval on December 17, 2024 which resulted in 4,766,777 common shares issuable under the Series B warrants with an exercise price of $0.001 per share effective December 17, 2024. The Company recognized the full Series B warrant derivative liability value of $2,865,727 as of the date of Stockholder Approval when it became effective and exercisable of which $454,150 was recorded in equity and $2,411,577 was charged as a loss in the statement of operations for the year ended December 31, 2024. The following are the assumptions used in calculating the estimated fair value of the detachable Series B warrants to purchase common stock which became effective and exercisable upon Stockholder Approval on December 17, 2024 and on December 31, 2024:

	Series B issuance date - December 17, 2024 assumptions	Series B - December 31, 2024 assumptions
Volatility – range	105.5%	105.7%
Risk-free rate	4.26%	4.38%
Dividend	—%	—%
Remaining contractual term	4.5 years	4.48 years
Exercise price	$0.001	$0.001
Common stock issuable under the warrants	4,766,777	3,793,777

During the year ended December 31, 2024, Series B warrants to purchase 973,000 shares of common stock were fully exercised. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $584,955 to equity as of their exercise date. The warrant derivative liability related to the Series B warrants was $1,989,806 as of December 31, 2024. The change in fair value of the Series B warrant derivative liability from their issuance date through December 31, 2024 totaled $290,965 which was included as a loss in the statement of operations for the year ended December 31, 2024.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the derivative liability relative to the prefunded warrants and Series A warrants as of their date of issuance and as of December 31, 2024:

	Issuance date assumptions	December 31, 2024 assumptions
Volatility – range	72.1 - 101.1%	105.7%
Risk-free rate	4.25 – 5.46%	4.38%
Dividend	—%	—%
Remaining contractual term	0.1 - 5.0 years	4.5 years
Exercise price	$2.51	$0.502
Common stock issuable under the warrants	1,768,227	5,976,872

The Company recognized the fair value of the Series A warrants of $1,998,074 as a warrant derivative liability as of the date of issuance. During the year ended December 31, 2024, there were no Series A warrants exercised. The fair value of the warrant derivative liability related to the Series A warrants was $2,408,598 as of December 31, 2024. The change in fair value of the Series A warrant derivative liability from their issuance date through December 31, 2024 totaled $410,524 which was included as a loss in the statement of operations for the year ended December 31, 2024.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of their date of issuance and as of December 31, 2024:

	Issuance date assumptions	December 31, 2024 assumptions
Volatility - range	106.0%	$109.5%
Risk-free rate	3.36%	4.38%
Dividend	—%	—%
Remaining contractual term	5.0 years	3.3 years
Exercise price	5.50 – 7.50	5.50 – 7.50
Common stock issuable under the warrants	1,125,000	1,125,000

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2024 and 2023:

	Warrants	Weighted average exercise price
Balance, January 1, 2024	1,125,000	$6.50
Issuance – Series A and Prefunded Warrants	1,768,227	2.51
Issuance - Series B warrants	4,766,777	0.001
Series A warrant reset provisions	4,780,876	0.502
Exercised	(1,546,008)	(0.93)
Terminated/Cancelled	—	—
Balance, December 31, 2024	10,894,872	$0.95

	Warrants	Weighted average exercise price
Balance, January 1, 2023	67,459	$60.26
Issued	1,125,000	6.50
Exercised	—	—
Terminated/Cancelled	(67,459)	(60.26)
Balance, December 31, 2023	1,125,000	$6.50

The total intrinsic value of all outstanding warrants aggregated $2,128,320 and $-0- as of December 31, 2024 and 2023, respectively and the weighted average remaining term was 52.3 and 51.2 months as of December 31, 2024 and 2023, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of December 31, 2024:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$0.001	3,793,777	4.5 years
$0.502	5,976,095	4.5 years
$5.50	375,000	3.3 years
$6.50	375,000	3.3 years
$7.50	375,000	3.3 years

	10,894,872	4.4 years

NOTE 18 - STOCKHOLDERS’ EQUITY

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

As part of the Private Placement, the Company issued an aggregate of 1,195,219 units and pre-funded units (collectively, the “June Units”) at a purchase price of $2.51 per unit (less $0.0001 per pre-funded unit). Each June Unit consists of (i) one share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrants”)), (ii) one Series A warrant to purchase one share of Common Stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date and in accordance with the terms therein (the “Series B Warrant”, and together with the Series A Warrant, the “Warrants”).

Securities Purchase Agreement and Senior Secured Promissory Notes

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000, and (ii) 808,377 shares (the “Commitment Shares”) of the Company’s common stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024.

The net proceeds of the private placement on November 7, 2024 was $2,669,250 (after $330,750 deduction of costs of the offering). The Company allocated the net proceeds from the private placement of the senior secured promissory notes and the commitment shares based upon their relative fair values as of the date of issuance as follows:

Amount

Allocated to the following:

Senior secured promissory notes	$2,129,795

Commitment shares	539,455

Total	$2,669,250

Cancellation of Restricted Stock

During the years ended December 31, 2024 and 2023, the Company cancelled 49,947 and 3,625 shares due to termination of employees, respectively.

Exercise of Prefunded Warrants

During the year ended December 31, 2024, prefunded warrants to purchase 573,008 shares of common stock were fully exercised at an exercise price of $0.0001 per share.

During the year ended December 31, 2024, Series B warrants to purchase 973,000 shares of common stock were fully exercised for $973. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $584,955 to equity as of their exercise date.

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

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of (income) loss as “net (income) loss attributable to noncontrolling interests of consolidated subsidiary”. We reported net loss (income) attributable to noncontrolling interests of consolidated subsidiary of $1,871,578 and $(224,598) for the years ended December 31, 2024 and 2023, respectively.

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $245,716 and $619,301 as of December 31, 2024 and 2023, respectively. Total management fees accrued and payable in accordance with the operating agreement totaled $38,625 and $49,014 as of December 31, 2024 and 2023, respectively. The company recorded management fee expense of $67,905 and $169,075 for the years ended December 31, 2024 and 2023, respectively.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of December 31, 2024 and 2023, the entire TicketSmarter Related Party note balance totaled $2,700,000, and is classified as current, with an accrued interest balance of $488,711 and $95,031, respectively. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received to resolve such outstanding payables is recognized as a gain on extinguishment of liabilities on the statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

On August 19, 2024, the parties agreed to amend the note whereby the repayment dates were extended to begin on January 2, 2025 and continue at $54,000 for 50 consecutive weeks plus interest. The parties did not change any other provisions or terms of the note. The amendment was determined to be a modification of the note rather than an extinguishment and reissuance of a new note. No payments have been made to date in 2025.

Company Related Party Note

On August 22, 2024, Digital Ally’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. In addition, on October 24, 2024, Digital Ally’s Chief Executive Officer, made an additional loan in the amount of $40,000 to the Company to support its operations. These transactions were recorded as related party notes payable (the “Company Related Party Notes”). The Company Related Party Notes bear interest at prime rate (8.00% as of December 31, 2024) per annum with repayment due on demand. As of December 31, 2024, the entire Company Related Party note of $140,000, is classified as current, with an accrued interest balance of $3,465.

NOTE 20. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2024 and 2023 are as follows:

	Year ended December 31,
	2024	2023
Numerator for basic and diluted loss per share – Net loss attributable to common stockholders	$(19,844,147)	$(25,688,547)

Denominator for basic loss per share – weighted average shares outstanding	3,555,371	2,784,894
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	3,555,371	2,784,894

Net loss per share:
Basic	$(5.58)	$(9.22)
Diluted	$(5.58)	$(9.22)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2024 and 2023, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

The purchase price of the Country Stampede Acquisition was allocated to tangible assets, goodwill, identifiable intangible assets, and assumed liabilities based on their preliminary estimated fair values at the time of the acquisition. The Company retained the services of an independent valuation firm to determine the fair value of these identifiable intangible assets. The Company has finalized the estimated fair value of assets acquired, and liabilities assumed in the Country Stampede Acquisition which are as follows:

As allocated (Final)
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

NOTE 22. OPERATING SEGMENTS

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s consolidated financial statements. Segment financial information is prepared in accordance with GAAP and our significant accounting policies described in Note 1. Resources are allocated and performance is assessed using segment operating income by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). Our CODM utilizes segment operating income when making decisions about allocating capital and personnel to the segments, predominantly in the annual budget and quarterly forecasting processes. In addition, our CODM uses operating income, including comparison of actual results to budget and forecast, in assessing the performance of each segment and in evaluating product pricing, distribution strategies and marketing investments. Our CODM reviews balance sheet information at a consolidated level. We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, asset impairment charges and restructuring charges. The SG&A used to compute each segment’s operating income is directly associated with the segment. We do not allocate non-operating income and expense, including interest or income taxes, to operating segments.

We operate in three strategic business segments. The Video Solutions Segment encompasses our law, commercial, and shield divisions. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Entertainment Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms.

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

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2024, and 2023:

Year ended December 31, 2024

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$1,997,389	$3,406,928	$—	$—	$5,404,317
Service	3,758,002	4,356,833	6,131,650	—	14,246,485
Total segment net revenues	$5,755,391	$7,763,761	$6,131,650	$—	$19,650,802
Less significant segment expenses:
Cost of Revenue - Product	$1,780,284	$4,118,846	$—	$—	$5,899,130
Cost of Revenue – Service and other	1,252,213	3,243,791	3,766,336	—	8,262,340
Research and development expense	1,339,673	—	—	—	1,339,673
Selling, advertising and promotional expense	1,124,012	996,953	23,529	—	2,144,494
General and administrative expense	1,459,064	3,701,024	1,838,399	5,378,218	12,376,705
Goodwill and intangible asset impairment charge	—	508,000	4,322,000	—	4,830,000

Total segment operating income (loss)	$(1,199,855)	$(4,804,853)	$(3,818,614)	$(5,378,218)	$(15,201,540)

Interest expense					(3,815,323)
Loss on litigation					(1,959,396)
Change in fair value of derivative liabilities					(1,240,407)
Gain on the extinguishment of liabilities					917,935
Loss on extinguishment of debt					(753,339)
Gain on sale of property, plant and equipment					360,082
Other non-operating income (loss)					(23,737)
Total non-operating income (loss)					(6,514,185)

Loss before income tax benefit (provision)					$(21,715,725)

Depreciation and amortization expense	$598,895	$1,316,541	$106,878	$—	$2,022,314

Total identifiable assets, net of eliminations	$12,804,820	$5,741,116	$1,771,850	$7,418,787	$27,736,573

Year ended December 31, 2023

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$4,303,369	$5,044,576	$—	$—	$9,347,945
Service	3,167,916	9,018,805	6,713,678	—	18,900,399
Total segment net revenues	$7,471,285	$14,063,381	$6,713,678	$—	$28,248,344
Less significant segment expenses:
Cost of Revenue - Product	$4,824,967	$5,149,923	$—	$—	$9,974,890
Cost of Revenue – Service and other	1,355,809	7,213,754	3,941,407	—	12,510,970
Research and development expense	2,618,746	—	—	—	2,618,746
Selling, advertising and promotional expense	4,780,184	2,328,759	28,586	—	7,137,529
General and administrative expense	1,027,163	3,017,715	2,451,142	11,750,742	18,246,762
Goodwill and intangible asset impairment charge	—	—	—	—	—

Total segment operating income (loss)	$(7,135,584)	$(3,646,770)	$292,543	$(11,750,742)	$(22,240,553)

Interest expense					(3,134,253)
Change in fair value of derivative liabilities					1,846,642
Gain on the extinguishment of liabilities					550,867
Loss on litigation					(1,792,308)
Loss on extinguishment of convertible debt					(1,112,705)
Other non-operating income (loss)					418,361
Total non-operating income (loss)					(3,223,396)

Loss before income tax benefit (provision)					$(25,463,949)

Depreciation and amortization expense	$836,699	$1,277,186	$104,352	$—	$2,218,237

Total identifiable assets, net of eliminations	$26,396,559	$6,324,211	$2,260,376	$12,047,663	$47,028,809

The segments recorded noncash items affecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $2,037,252 and $4,355,666 and a reserve for the entertainment segment of $132,403 and $186,795 as of December 31, 2024 and 2023.

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

Note 23. SUBSEQUENT EVENTS

Public Offering of Securities

On February 13, 2025, the Company entered into an underwriting agreement with Aegis Capital Corp. for the sale and issuance of (i) 7,850,000 units (the “Units”) at a public offering price per Unit of $0.15 with each Unit consisting of one share of common stock, par value $0.001 per share, one Series A warrant to purchase one share of common stock at an exercise price of $0.1875 per share and one Series B warrant to purchase one share of common stock at an exercise price of $0.30 and (ii) 92,150,000 pre-funded units at a public offering price of $0.149 per pre-funded unit, with each pre-funded unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.001 per share, one Series A Warrant and one Series B Warrant. The Pre-Funded Warrants will be immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full.

The Series A and Series B warrants will be exercisable only upon receipt of stockholder approval of (i) certain terms in the Series A and B warrants and the issuance of the shares of common stock issuable upon the exercise of such Series A and Series B warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC and (ii) if necessary, a proposal to amend the Company’s Articles of Incorporation, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of common stock issuable upon the exercise of the Series A and Series B warrants. The Series A warrants will be exercisable commencing upon the date of Stockholder Approval until five years after such approval date, and the Series B Warrants will be exercisable commencing upon the date of Stockholder Approval until two and one-half years after such date.

The offering closed on February 14, 2025. The net proceeds to the Company from the offering were approximately $13.48 million, after deducting underwriter’s fees and the payment of other offering expenses associated with the offering payable by the Company. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, to pay amounts owed under a short-term merchant advance and to pay in full the aggregate face value of senior secured promissory notes that were previously issued as part of a private placement that the Company entered into with certain institutional investors on November 6, 2024.

The Company granted the underwriter an option to purchase additional shares of common stock and/or Series A and Series B warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A warrants sold in the offering and (iii) up to 15.0% of the number of Series B warrants sold in the offering. The Underwriter may exercise this option in whole or in part at any time within forty-five calendar days after the date of the final prospectus relating to the offering. The Underwriter may exercise the over-allotment option with respect to shares of common stock only, Series A and Series B warrants only, or any combination thereof. The purchase price to be paid per additional share of Common Stock will be equal to the public offering price of one Unit (less $0.00001 allocated to each Series A and Series B warrant), as applicable, less the underwriting discount, and the purchase price to be paid per over-allotment Series A and Series B warrant will be $0.00001. On February 14, 2025, the Underwriter exercised its over-allotment option with respect to 6,000,000 pre-funded warrants/common shares, 15,000,000 Series A warrants and 15,000,000 Series B warrants. Settlement occurred on April 17, 2025.

Aegis Capital Corp. served as the sole book-running manager in the offering, pursuant to the terms of the Underwriting Agreement, and received seven percent (7%) of the aggregate purchase price paid by investors in the offering, a one percent (1%) non-accountable expense and reimbursement of the legal fees of its counsel.

The units and pre-funded units were offered by the Company pursuant to an effective registration statement on Form S-1, as amended, which was declared effective by the SEC on February 12, 2025. The final prospectus relating to the offering was filed with the SEC on February 13, 2025.

Exercise of Warrants

Subsequent to December 31, 2024, the holders of Series B warrants remaining outstanding pursuant to the June 2024 private placement were exercised to acquire a total of 3,793,777 shares at an exercise price of $.001 per share. The Series B warrants issued pursuant to the June 2024 private placement are now fully exercised.

The Company issued 98,150,000 pre-funded warrants at a public offering price of $0.149 per pre-funded warrant at an exercise price of $0.001 per share. Subsequent to their issuance on February 13, 2025, all 98,150,000 pre-funded warrants were exercised in full.

Special Shareholder Meeting

The Company has called a special meeting of stockholders to be held on April 1, 2025 for the following purpose:

●	To approve an amendment to our articles of incorporation to increase the number of authorized shares of our capital stock that we may issue from 210,000,000 shares to 5,010,000,000 shares, of which 5,000,000,000 shares shall be classified as common stock, par value $0.001 per share;

●	To approve a proposal to authorize the board of directors of the Company, in its sole and absolute discretion, and without further action of the stockholders, to file an amendment to our articles of incorporation, to effect a reverse stock split of our issued and outstanding Common Stock at a ratio to be determined by the Board, ranging from one-for-five (1:5) to one-for-one hundred (1:100), with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion, but no later than April 1, 2026;

●	To authorize, for purposes of complying with Nasdaq listing rule 5635(d), the issuance of Series A Warrants to purchase shares of Common Stock and Series B Warrants to purchase shares of Common Stock shares of Common Stock underlying the Warrants and certain provisions of the Warrants, issued in connection with an offering and sale of securities of the Company that was consummated on February 14, 2025;

●	to approve one or more adjournments of the Special Meeting, if necessary or appropriate, to solicit additional proxies in favor of the Authorized Share Increase Proposal, the Reverse Stock Split Proposal or the Issuance Proposal if there are not sufficient votes at the Special Meeting to approve and adopt the proposals

On April 1, 2025, the Company convened a special meeting of stockholders and immediately adjourned the Special Meeting in order to allow the Company to solicit additional votes on its proposal to approve an amendment to its articles of incorporation, as amended, to increase the number of authorized shares of its capital stock that it may issue from 210,000,000 shares to 5,010,000,000 shares, of which 5,000,000,000 shares shall be classified as common stock, par value $0.001 per share. The chairman of the Special Meeting adjourned the Special Meeting to reconvene on April 13, 2025.

On April 13, 2025, the Company convened a special meeting of stockholders and immediately adjourned the Special Meeting in order to allow the Company to solicit additional votes on its proposal to approve an amendment to its articles of incorporation, as amended, to increase the number of authorized shares of its capital stock that it may issue from 210,000,000 shares to 5,010,000,000 shares, of which 5,000,000,000 shares shall be classified as common stock, par value $0.001 per share. The chairman of the Special Meeting adjourned the Special Meeting to reconvene on April 13, 2025.

On April 13, 2025, the Company convened a special meeting of stockholders and immediately adjourned the Special Meeting in order to allow the Company to solicit additional votes on its proposal to approve an amendment to its articles of incorporation, as amended, to increase the number of authorized shares of its capital stock that it may issue from 210,000,000 shares to 5,010,000,000 shares, of which 5,000,000,000 shares shall be classified as common stock, par value $0.001 per share. The chairman of the Special Meeting adjourned the Special Meeting to reconvene on April 21, 2025.

On April 21, 2025, the Company convened a special meeting of stockholders and immediately adjourned the Special Meeting in order to allow the Company to solicit additional votes on its proposal to approve an amendment to its articles of incorporation, as amended, to increase the number of authorized shares of its capital stock that it may issue from 210,000,000 shares to 5,010,000,000 shares, of which 5,000,000,000 shares shall be classified as common stock, par value $0.001 per share. The chairman of the Special Meeting adjourned the Special Meeting to reconvene on April 29, 2025.

On April 29, 2025, the Company convened a special meeting of stockholders and immediately adjourned the Special Meeting in order to allow the Company to solicit additional votes on its proposal to approve an amendment to its articles of incorporation, as amended, to increase the number of authorized shares of its capital stock that it may issue from 210,000,000 shares to 5,010,000,000 shares, of which 5,000,000,000 shares shall be classified as common stock, par value $0.001 per share. The chairman of the Special Meeting adjourned the Special Meeting to reconvene on May 5, 2025.

Notices of Failure to Satisfy a Continued Listing Rule

Quarterly Report on Form 10-Q - On November 25, 2024, the Company received a notice (the “Notice”) from the Nasdaq Stock Market LLC, which indicated that, as a result of the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended September 30, 2024, the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires Nasdaq-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission.

On December 30, 2024, the Company filed the Quarterly Report. On January 2, 2025, Nasdaq delivered a written notification notifying the Company that it had regained compliance with the Quarterly Report Requirement.

Minimum Bid Price Requirement - December 20, 2024, the Company received a written notification from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the Company’s closing bid price for its common stock was below $1.00 per share for the prior thirty (30) consecutive business days. The Company has been granted a 180-calendar day compliance period, or until June 18, 2025, to regain compliance with the Minimum Bid Price Requirement. If the Company is not in compliance by June 18, 2025, the Company may be afforded a second 180-calendar day compliance period. If the Company does not regain compliance within such compliance period, including any granted extensions, its common stock may be subject to delisting, which delisting may be appealed to a Nasdaq hearings panel.

Minimum Stockholders’ Equity Standard - On January 2, 2025, the Company received a notice (the “Notice”) from the staff of the Listing Qualifications department (the “Staff”) of Nasdaq, which indicated that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”), as the Company’s stockholders’ equity of ($2,448,310), as reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, was below the required minimum of $2.5 million, and the Company did not meet either the alternative compliance standards relating to market value of listed securities of at least $35 million or net income from continuing operations of at least $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

Under Nasdaq listing rules and as specified in the Notice, the Company has 45 calendar days from the date of the Notice to submit to the Staff a plan to regain compliance with the Stockholders’ Equity Requirement. If the Company’s plan to regain compliance is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to evidence compliance.

The Company submitted its plan to Nasdaq to regain compliance with the Stockholders’ Equity Requirement on February 17, 2025. There can be no assurance that the Company’s plan will be accepted or that if it is, that the Company will be able to regain compliance with the Stockholders’ Equity Requirement.

If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the common stock will be subject to delisting from the Nasdaq Capital Market. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

The Company continues to work diligently to regain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement as promptly as possible to regain compliance with such continued listing rules of the Nasdaq.

Minimum Bid Price Requirement - On March 6, 2025, the Company received notice (the “March 6 Letter”) from the Nasdaq Staff that the Staff had determined that as of March 5, 2025, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”). As a result, the Staff determined to delist the Company’s securities from Nasdaq, unless the Company timely requests an appeal of the Staff’s determination to a Hearings Panel (the “Panel”), pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company must request a hearing no later than 4:00 p.m. Eastern Time on March 13, 2025.

The Company timely requested a hearing before the Panel to appeal the March 6 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and the Stockholders’ Equity Requirement, which hearing date has not been set as of the date of this Form 10-K. While the appeal process is pending, the suspension of trading of the Company’s common stock, par value $0.001 per share (the “Common Stock”), will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. The Company held its hearing with the Panel as scheduled on April 17, 2025.

On May 1, 2025, the Panel rendered its decision which granted the Company’s request for continued listing on the Nasdaq Exchange. Such decision is subject to the following conditions:

●	On or before May 2, 2025, the Company shall file Form 10-K for 2024 in compliance with Listing Rule 5250(c)(1).

●	On or before May 20, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions.

●	In addition, on or before May 20, 2025, the Company must provide the Panel with an update on its fundraising plans, and updated income projections for the next 12 months, with all underlying assumptions clearly stated.

●	On or before June 6, 2025, the Company shall demonstrate compliance with the Bid Price Rule.

●	If, prior to September 2, 2025, the Company becomes non-compliant with any Listing Rule, the Company will be delisted.

There are no assurances however, that the Company will be able to meet and maintain all such conditions required by the Panel.

Obligations

Promissory Note - On February 1, 2025, the Company’s Entertainment Segment entered into a $600,000 unsecured promissory note with a third party. The promissory note bears an interest rate of 10.0% per annum, compounded monthly.  Payments of principal and interest are due on May 5, 2025.

Commercial Extension of Credit - On January 31, 2025, the Company’s Entertainment Segment entered into a $300,000 purchase agreement with TFL, LLC (“TFL”).  TFL agreed to purchase Major League Baseball tickets from the Company’s Entertainment Segment for $177,227.93 as well as pay off the remaining balance due to those teams for the Company’s Entertainment Segment season tickets of $122,772.07.  Profits generated from 2025 All Star Game and 2025 Post season tickets will be split 50/50 between the Parties, paid upon completion of the respective events.

Accounts payable - The Company continues to negotiate with its vendors to settle outstanding balances owed for lesser amounts. In that regard, the Company’s Video Solutions Segment and one of its significant vendor’s agreed to extinguish accounts payable totaling $2,250,000 for an immediate payment of $500,000. The payment was made on February 25, 2025 resulting in a gain on the extinguishment of liabilities of $1,750,000. The Company continues to negotiate with its vendors to settle outstanding balances owed for lesser amounts.

Termination of Co-Marketing Agreement - On February 20, 2025, the Company’s Entertainment Segment entered into a settlement agreement with TicketSocket, Inc. to terminate their Co-Marketing Agreement (which had been in place since September 15, 2022.  Both parties acknowledged and agreed that $650,000 was still outstanding and due to the Company’s Entertainment Segment under the provisions of the Co-Marketing Agreement. However, the parties agreed that $500,000 would be accepted by the Company’s Entertainment Segment as payment in full if such amount was paid before Tuesday, February 25, 2025. This $500,000 was received before February 25, 2025 so, as such, the amounts receivable from TicketSocket, Inc. was fully extinguished. The Company’s Entertainment Segment had recorded a reserve for loss on the termination of the Co-Marketing Agreement of $150,000 as of December 31, 2024.

***********************

