Form 10-Q
period 2025-03-31
DIGITAL ALLY, INC.
filed 2025-05-20
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission File Number: 001-33899

Digital Ally, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6366 College Blvd., Overland Park, KS 66211

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 20, 2025
Common Stock, $0.001 par value per share	166,849,183

FORM 10-Q

DIGITAL ALLY, INC.

MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,762,608	$454,314
Accounts receivable-trade, less allowance for doubtful accounts of $131,500 – March 31, 2025 and $200,668 – December 31, 2024	1,247,019	1,301,253
Subscriptions receivable, net of $76,403 allowance – March 31, 2025 and $25,000 – December 31, 2024	3,674,494	3,988,994
Other receivables	1,678	155,851
Inventories, net	2,489,111	2,586,066
Prepaid expenses	2,868,351	1,867,258

Total current assets	14,043,261	10,353,736

Property, plant, and equipment, net	355,654	365,857
Goodwill and other intangible assets, net	10,332,105	10,654,325
Operating lease right of use assets, net	680,628	718,509
Subscriptions receivable – long-term	4,081,081	4,889,289
Other assets	763,607	754,857

Total assets	$30,256,336	$27,736,573

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$4,758,170	$11,486,947
Accrued expenses	531,553	1,514,508
Current portion of operating lease obligations	162,234	158,304
Deferred revenue – current	4,187,574	4,215,401
Notes payable – related party – current portion	358,431	2,840,000
Debt obligations – current	603,444	4,961,443
Warrant derivative liabilities	48,943	4,554,640
Income taxes payable	7,861	—

Total current liabilities	10,658,210	29,731,243

Long-term liabilities:
Debt obligations – long term	140,210	141,083
Operating lease obligation – long term	518,394	560,205
Deferred revenue – long term	5,687,976	6,317,472
Notes payable – related party – long-term portion	1,682,171	—

Total liabilities	18,686,961	36,750,003

Commitments and contingencies

Stockholders’ Equity (Deficit):

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; none issued or outstanding – March 31, 2025 and December 31, 2024
Common stock, $0.001 par value; 200,000,000 shares authorized; shares issued: 5,780,248 – March 31, 2025 and 290,559 – December 31, 2024	5,780	291
Additional paid in capital	146,007,727	129,697,493
Noncontrolling interest in consolidated subsidiary	(1,194,675)	(1,198,286)
Accumulated deficit	(133,249,457)	(137,512,928)

Total equity (deficit)	11,569,375	(9,013,430)

Total liabilities and equity (deficit)	$30,256,336	$27,736,573

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

MARCH 31, 2025 AND 2024

(Unaudited)

	2025	2024
Revenue:
Product	$721,350	$1,565,846
Service and other	3,753,914	3,963,505

Total revenue	4,475,264	5,529,351

Cost of revenue:
Product	675,639	1,567,393
Service and other	2,198,126	2,438,259

Total cost of revenue	2,873,765	4,005,652

Gross profit	1,601,499	1,523,699

Selling, general and administrative expenses:
Research and development expense	84,417	487,466
Selling, advertising and promotional expense	108,041	761,118
General and administrative expense	2,383,721	3,914,149

Total selling, general and administrative expenses	2,576,179	5,162,733

Operating loss	(974,680)	(3,639,034)

Other income (expense):
Interest income	31,975	19,356
Interest expense	(792,273)	(648,567)
Other income	16,700	27,602
Gain on extinguishment of debt – related party	1,249,372	—
Gain on the extinguishment of liabilities	2,220,097	682,345
Gain on disposal of intangibles	—	5,582
Change in fair value of warrant derivative liabilities	2,515,891	(348,891)
Loss on sale of property, plant and equipment	—	(41,661)

Total other income (expense)	5,241,762	(304,234)

Income (loss) before income tax benefit (provision)	4,267,082	(3,943,268)
Income tax expense benefit (provision)	—	—

Net income (loss)	4,267,082	(3,943,268)

Net income attributable to noncontrolling interests of consolidated subsidiary	(3,611)	(12,248)

Net income (loss) attributable to common stockholders	$4,263,471	$(3,931,020)

Net income (loss) per share attributable to common information:
Basic	$1.41	$(27.48)
Diluted	$1.41	$(27.48)

Weighted average shares outstanding:
Basic	3,032,208	143,061
Diluted	3,032,208	143,061

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	Deficit	Total

Balance, December 31, 2023	140,216	$140	$128,443,744	$673,292	$(117,668,781)	$11,448,395

Stock-based compensation	—	—	40,695	—	—	40,695
Restricted common stock grant	4,010	4	(4)	—	—	—
Restricted common stock forfeitures	(56)	—	—	—	—	—
Net loss	—	—	—	(12,248)	(3,931,020)	(3,943,268)

Balance, March 31, 2024	144,170	$144	$128,484,435	$661,044	$(121,599,801)	$7,545,822

Balance, December 31, 2024	290,559	$291	$129,697,493	$(1,198,286)	$(137,512,928)	$(9,013,430)

Stock-based compensation	—	—	13,824	—	—	13,824
Sale of common stock and pre-funded warrants, net of offering costs	392,500	392	14,307,908	—	—	14,308,300
Issuance of common stock upon exercise of pre-funded warrants	4,907,500	4,907	(4,907)	—	—	—
Fair value of pre-funded warrants issued along with sale of common stock	—	—	(1,803)	—	—	(1,803)
Transition of warrant derivative liability to equity upon exercise of pre-funded warrants	—	—	1,803	—	—	1,803
Issuance of common stock upon exercise of June 2024 Series B common stock purchase warrants	189,689	190	3,603	—	—	3,793
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	1,989,806	—	—	1,989,806

Net income	—	—	—	3,611	4,263,471	4,267,082

Balance, March 31, 2025	5,780,248	$5,780	$146,007,727	$(1,194,675)	$(133,249,457)	$11,569,375

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$4,267,082	$(3,943,268)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization	417,870	550,991
Provision for doubtful accounts receivable	(69,168)	34,059
Provision for doubtful subscriptions receivable	51,403	20,000
Provision for inventory obsolescence	(521,113)	(56,072)
Stock based compensation	13,824	40,695
Non-cash interest expense	672,490	360,330
Gain on extinguishment of liabilities	(2,220,097)	(682,345)
Gain on extinguishment of debt – related party	(1,249,372)	—
Change in fair value of warrant derivative liability	(2,515,891)	348,891
Loss on sale of property, plant and equipment	—	41,661
Loss on disposal of intangible assets	—	(5,582)

Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	123,402	142,606
Subscriptions receivable	1,071,305	(503,174)
Other receivables	154,173	591,309)
Inventories	618,068	793,664
Prepaid expenses	(1,001,093)	(154,645)
Operating lease right of use assets	37,881	54,137
Other assets	(8,750)	49,606
Increase (decrease) in:
Accounts payable	(4,508,680)	1,569,346
Accrued expenses	(496,696)	(132,185)
Accrued interest - related party	95,944	—
Income taxes payable	7,861	(61)
Operating lease obligations	(37,881)	(57,801)
Deferred revenue	(657,323)	19,293

Net cash used in operating activities	(5,754,761)	(918,545)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(42,474)	(18,467)
Additions to intangible assets	(42,973)	(61,882)
Proceeds from sale of intangible assets	—	90,535
Cash paid for acquisition of Country Stampede	—	(400,000)
Proceeds from sale of land and building	—	550,644

Net cash provided by (used in) investing activities	(85,447)	160,830

Cash Flows from Financing Activities:
Net proceeds of February 2025 public equity offering with detachable warrants	14,308,300	—
Net proceeds of unsecured promissory note – entertainment segment	600,000	—
Payments on Senior Secured Promissory Notes – Video Solutions Segment	(3,600,000)	—
Payments of related party note payable	(140,000)	—
Principal payments on EIDL loan	(841)	(810)
Proceeds – Commercial Extension of Credit – Entertainment Segment	—	275,000
Payments on Commercial Extension of Credit – Entertainment Segment	(100,000)	(87,928)
Proceeds – Merchant Advances – Video Solutions Segment	—	700,000
Payments on Merchant Advances – Video Solutions Segment	(1,922,750)	—
Proceeds from issuance of common shares upon exercise of Series B warrants	3,793	—
Proceeds – Merchant Advances – Entertainment Segment	—	915,000
Payments on Merchant Advances – Entertainment Segment	—	(702,000)
Principal payment on contingent consideration promissory notes	—	(94,235)

Net cash provided by financing activities	9,148,502	1,005,027

Net increase in cash, cash equivalents and restricted cash	3,308,294	247,312

Cash, cash equivalents and restricted cash, beginning of period	454,314	778,149

Cash, cash equivalents, and restricted cash, end of period	$3,762,608	$1,025,461

Supplemental disclosures of cash flow information:

Cash payments for interest	$31,606	$158,517

Cash payments for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$—	$80

Restricted common stock forfeitures	$—	$1

Commercial extension of credit repaid through accrued revenue – Entertainment segment	$—	$205,357

ROU and lease liability recorded on extension (termination) of lease	$—	$(73,894)

Assets acquired in business acquisitions	$—	$605,000

Goodwill acquired in business acquisitions	$—	$225,959

Liabilities assumed in business acquisitions	$—	$288,000

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$—	$549,356

Fair value of warrants issued with sale of shares	$1,803	$—

Transition of warrant derivative liability to equity upon exercise of warrants	$1,993,600	$—

Reduction in proceeds from sale of building for loan, prepaid rent, and other accrued expenses	$—	$—

Issuance of common stock upon exercise of pre-funded warrants	$4,907	—

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

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC (“Digital Ally Healthcare”), TicketSmarter, Inc. (“TicketSmarter”), Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc. (“Kustom 440”), Kustom Entertainment, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Ticketing Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. The Ticketing Segment acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 17.

Reverse Stock Split

On May 6, 2025, the Company, acting pursuant to authority received at an annual meeting of its stockholders on December 17, 2024, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “Charter Amendment”) to its articles of incorporation, as amended (the “Articles of Incorporation”), which effected a one-for-twenty reverse stock split (the “Reverse Stock Split”) of all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:30 p.m. Eastern Time on May 6, 2025. As a result of the Reverse Stock Split, every twenty (20) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on May 7, 2025. The Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split. The Reverse Stock Split was effective as of the time of this filing. All historical share and per-share amounts reflected throughout the Company’s condensed consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Company’s Common Stock was not affected by the Reverse Stock Split.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation:

The accompanying condensed consolidated financial statements include the consolidated accounts of Digital Ally, its wholly-owned subsidiaries, Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

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

Other

Deferred revenue include payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Condensed Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the three months ended March 31, 2025, the Company recognized revenue of $1,196,046 related to its deferred revenue Total deferred revenue consist of the following:

	March 31, 2025
	December 31, 2024	Additions/ Reclass	Recognized Revenue	March 31, 2025
Deferred revenue, current	$4,215,401	$432,622	$460,449	$4,187,574
Deferred revenue, non-current	6,317,472	106,101	735,597	5,687,976

	$10,532,873	$538,723	$1,196,046	$9,875,550

	December 31, 2024
	December 31, 2023	Additions/ Reclass	Recognized Revenue	December 31, 2024
Deferred revenue, current	$2,937,168	$2,799,956	$1,521,723	$4,215,401
Deferred revenue, non-current	7,340,459	1,814,351	2,837,338	6,317,472

	$10,277,627	$4,614,307	$4,359,061	$10,532,873

Sales returns and allowances aggregated $71,446 for the three months ended March 31, 2025. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

Use of Estimates:

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated balance sheets and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to, determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants, options, the recognition of revenue, inventory valuation reserve, allowances for doubtful accounts and other receivables, incremental borrowing rate on leases, the valuation allowance for deferred tax assets and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the condensed consolidated financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2025 and December 31, 2024, the uninsured balance amounted to $3,009,668 and $-0-, respectively.

Restricted Cash:

Restricted cash of $-0- and $97,600 was included in other assets as of March 31, 2025 and 2024, respectively. Restricted cash consists of bank deposits that collateralize a debt obligation. Such debt obligation was paid off as of December 31, 2024.

The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$3,762,608	$927,861
Long-term restricted cash included in other assets	—	97,600
Total cash, cash equivalents and restricted cash in the statements of cash flows	$3,762,608	$1,025,461

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

During the third fiscal quarter of 2024, management determined that triggering events had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of September 30, 2024. Refer to Note 4. Goodwill and Other Intangible Assets for additional details on the interim impairment test, valuation methodologies, and inputs used in the fair value measurements. The Company also assessed potential impairments of its long-lived assets as of December 31, 2024 and concluded that there was no additional impairment as compared to its September 30, 2024 interim assessment. Subsequent to completing our annual impairment test as of December 31, 2024, no events or changes in circumstances were noted that triggered the requirement for an interim goodwill impairment test for the fiscal first quarter of 2025.

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

Fair value of assets and liabilities acquired in business combinations:

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management to valuation specialists, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expense on the condensed consolidated statement of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability each reporting period and records changes in the fair value through operating income within the condensed consolidated statements of operations.

Warrant Derivative Liabilities:

In accordance with FASB ASC 815-40, Derivatives and Hedging: Contracts in an Entities Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants to purchase shares of Common Stock, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. We have determined that because the terms of the various warrants issued and remain outstanding, include a provision that entitles all the warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of Common Stock would be entitled to cash, our warrants should be classified as liability measured at fair value, with changes in fair value each period reported in earnings. Volatility in the price of our Common Stock may result in significant changes in the value of the derivatives and resulting gains and losses on our condensed consolidated statement of operations.

Segment Reporting

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in the condensed consolidated financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer or “CODM”) in making decisions on how to allocate resources and assess performance. The Company’s three operating segments are Video Solutions, Revenue Cycle Management, and Entertainment, each of which has specific personnel responsible for that business and reports to the CODM. Corporate expenses capture the Company’s corporate administrative activities, is also to be reported in the segment information. Therefore, its operations are eliminated in consolidation and is not considered a separate business segment for financial reporting purposes.

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s condensed consolidated financial statements. See Note 17, Operating Segments, for more information.

Non-Controlling Interests

Non-controlling interests in the Company’s Condensed Consolidated Financial Statements represent the interest in subsidiaries held by venture partners. The venture partners hold noncontrolling interests in the Company’s consolidated subsidiary Nobility Healthcare, LLC. Since the Company consolidates the financial statements of all wholly-owned and majority owned subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations.

New Accounting Standards

Recently Adopted Accounting Standard Updates. - ASU 2023-07, Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses provided to the chief operating decision maker (“CODM”) and a description of other segment items. Additionally, all existing annual disclosures must be provided on an interim basis. This ASU is effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. This ASU is required to be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s condensed consolidated financial statements. See Note 17, Operating Segments, for more information.

Recently Issued Accounting Pronouncements. - ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s condensed consolidated financial statements.

ASU 2024-03, Disaggregation of Income Statement Expenses, requires disaggregated disclosures in the notes to the consolidated financial statements of certain categories of expenses that are included in expense line items on the Consolidated Statement of Income. This ASU is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact to the Company’s condensed consolidated financial statements.

ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this ASU to the Company’s consolidated financial statements, however the Company does not anticipate this guidance having a material impact to the condensed consolidated financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

Going Concern Matters and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in the years ended December 31, 2024 and 2023 primarily due to reduced gross margins caused by a combination of competitors’ introduction of newer products with more advanced features together with significant price cutting of their products and the recent acquisitions with much smaller margins than the video solutions segment, historically. The Company incurred operating losses of approximately $15.2 million for the year ended December 31, 2024 and $974,680 during the three months ended March 31, 2025 and it had an accumulated deficit of $133.2 million as of March 31, 2025. These matters raise substantial doubt about Company’s ability to continue as a going concern.

In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised approximately $14.3 million during the three months ended March 31, 2025 and $4.9 million in the year ended December 31, 2024 through a private placement transaction and two underwritten public offerings. During February 2025, the Company raised net proceeds of approximately $14.3 million through an underwritten public offering which has provided adequate levels of liquidity for the Company to execute its business plans. These equity raises were utilized to fund the repayment of debt obligations, payment of accounts payable and its operations. Management expects this pattern to continue until it achieves positive cash flow from operations on a consistent basis, although it can offer no assurance in this regard.

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

During the three months ended March 31, 2025 the Company completed a program to reduce costs and expenditures and raised its short and long-term liquidity position through the completion of the February 2025 public equity offering. In that regard, the Company has significantly cut costs in its entertainment segment through the removal of several large partnerships and sponsorships. These partnerships and sponsorships did not yield the results management expected; thus, it is not expected that these costs will significantly hinder total revenues in 2025 and beyond. In addition, the Company has significantly cut costs in its video segment through the reduction in headcount and relocating to smaller and less costly facilities after completing the sale of its warehouse/office building.

The Company has increased its deferred revenue to nearly $9.9 million as of March 31, 2025, which results in recurring revenue during the period of 2025 to 2027. The Company believes that its quality control and cost-cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

As a result of the Company’s implementation of cost cutting measures and liquidity generated by the recent public equity offerings, the Company has significantly improved its financial position. During the three months ended March 31, 2025, the Company generated $$4,267,082 of net income, improved its working capital position to a positive balance of $3,385,051 and improved its stockholders equity to a positive balance of $11,569,375. These represent improvements from the negative working capital position of $19,377,507 and stockholders’ deficit balance of $9,013,430 reported at December 31, 2024.

Based on the uncertainties described above and the corrective actions implemented by management, the Company believes its business plan including the implementation of corrective actions mitigates the existence of substantial doubt about its ability to continue as a going concern within one year from the date of the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2. INVENTORIES

Inventories consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw material and component parts– video solutions segment	$2,590,526	$2,589,804
Work-in-process– video solutions segment	71,592	4,906
Finished goods – video solutions segment	1,301,474	1,655,317
Finished goods – entertainment segment	174,061	505,694
Subtotal	4,137,653	4,755,721
Reserve for excess and obsolete inventory– video solutions segment	(1,600,459)	(2,037,252)
Reserve for excess and obsolete inventory – entertainment segment	(48,083)	(132,403)
Total inventories	$2,489,111	$2,586,066

NOTE 3. PREPAID EXPENSES

Prepaid expenses were the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Prepaid inventory	$1,292,352	$1,158,867
Prepaid advertising	133,549	334,882
Prepaid commissions	131,992	131,992
Prepaid common stock offering	828,000	—
Other	482,458	241,517
Total prepaid expenses	$2,868,351	$1,867,258

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$483,521	$396,206	$—	$87,315
Sponsorship agreement network (entertainment segment)	5,600,000	4,013,333	—	1,586,667
SEO content (entertainment segment)	600,000	537,500	—	62,500
Personal seat licenses (entertainment segment)	117,339	14,016	—	103,323
Software	23,653	—	—	23,653
Website enhancements (entertainment segment)	35,900	12,824	—	23,076
Client agreements (revenue cycle management segments)	999,034	351,647	—	647,387
	7,859,447	5,325,526	—	2,533,921

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000
Patents and trademarks pending (video solutions segment)	134,711	—	—	134,711

Total	$20,487,631	$5,325,526	$4,830,000	$10,332,105

	December 31, 2024
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$483,521	$377,459	$—	$106,062
Sponsorship agreement network (entertainment segment)	5,600,000	3,733,333	—	1,866,667
SEO content (entertainment segment)	600,000	500,000	—	100,000
Personal seat licenses (entertainment segment)	117,339	13,037	—	104,302
Software	23,653	—	—	23,653
Website enhancements (entertainment segment)	35,900	9,833	—	26,067
Client agreements (revenue cycle management segments)	999,034	326,671	—	672,363
	7,859,447	4,960,333	—	2,899,114

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000
Patents and trademarks pending (video solutions segment)	91,738	—	—	91,738

Total	$20,444,658	$4,960,333	$4,830,000	$10,654,325

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization for the three months ended March 31, 2025 and 2024 was $365,193 and $388,278, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2025 (April 1, 2025 to December 31, 2025)	$1,042,528
2026	903,328
2027	109,328
2028	107,194
2029	107,194
2030 and thereafter	264,349

$2,533,921

Annual impairment test

We performed an annual impairment test as of December 31, 2024 for each of our reporting units with remaining goodwill. Subsequent to completing our annual impairment test as of December 31, 2024, no events or changes in circumstances were noted that triggered the requirement for an interim goodwill impairment test for the fiscal first quarter of 2025.

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

The combined fair values for all reporting units were then reconciled to our aggregate market value of our shares of Common Stock on the date of valuation, while considering a reasonable control premium. We consider a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 25% premium or greater. Based on our most recent impairment test, the video solutions reporting unit’s fair value was substantially in excess of its carrying value, while the revenue cycle management and entertainment segments were determined not to be impaired, as well.

Interim impairment test at September 30, 2024

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

We held goodwill of $5,480,966 as of September 30, 2024, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 as of September 30, 2024, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of March 31, 2025 and December 31, 2024.

Indefinite-lived intangible assets

We held indefinite-lived trade names/trademarks of $699,000 as of March 31, 2025 and December 31, 2024, respectively, related to businesses within our entertainment segment.

As a result of our interim impairment test as of the last day of the fiscal third quarter of 2024 management concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the year ended December 31, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue and operating performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of March 31, 2025 and December 31, 2024.

NOTE 5. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	March 31, 2025	December 31, 2024
Economic injury disaster loan (EIDL)	$143,654	$144,495
Unsecured Promissory note – Entertainment Segment	600,000	—
Commercial Extension of Credit- Entertainment Segment	—	100,000
Merchant Advances – Video Solutions Segment	—	1,922,750
Senior Secured Promissory Notes	—	3,600,000
Unamortized debt issuance costs	—	(664,719)
Debt obligations	743,654	5,102,526
Less: current maturities of debt obligations	603,444	4,961,443

Debt obligations, long-term	$140,210	$141,083

Debt obligations mature on an annual basis as follows as of March 31, 2025:

March 31, 2025
2025 (April 1, 2025 to December 31, 2025)	$603,444
2026	3,542
2027	3,676
2028	3,817
2029 and thereafter	129,175

Total	$743,654

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

Unsecured Promissory Note

On February 1, 2025, the Company’s Entertainment Segment entered into a $600,000 unsecured promissory note with a third party. The promissory note bears an interest rate of 10.0% per annum, compounded monthly. Payments of principal and interest were originally due on May 5, 2025. The parties agreed to extend the term for payments of principal and interest until June 4, 2025.

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

The advances made are recoupable from client service fees with no more than $25,000 being recouped in any one week. The Company paid the remaining balance in full during the three months ended March 31, 2025. The outstanding balance as of March 31, 2025 and December 31, 2024 was $-0- and $100,000, respectively.

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

As of December 31, 2024 the outstanding principal balance was $1,922,750 which was paid in full during the three months ended March 31, 2025. The remaining balance is $-0- as of March 31, 2025.

Securities Purchase Agreement and Senior Secured Promissory Notes

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to such Purchasers, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000 (the “Notes”), and (ii) 40,419 shares (the “Commitment Shares”) of the Company’s Common Stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024 (the “Closing Date”).

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

The Company paid the senior secured promissory notes off in full on February 13, 2025 with funds generated by the February 2025 public equity offering (See Note 12). Following is an analysis of the senior secured promissory notes balance:

Amount

Balance, as of December 31, 2023	$—

Issuance of senior secured promissory notes, at par	3,600,000

Discount recognized at issuance date	(1,470,205)

Amortization of discount	805,486

Balance, as of December 31, 2024	2,935,281

Amortization of discount	664,719

Principal payment	(3,600,000)

Balance, as of March 31, 2025	$—

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$48,943	$48,943

	$—	$—	$48,943	$48,943

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$4,554,640	$4,554,640

	$—	$—	$4,554,640	$4,554,640

The following table represents the change in Level 3 tier value measurements for the three months ended March 31, 2025:

Warrant Derivative Liabilities

Balance, December 31, 2024	$4,554,640

Issuance of pre-funded warrant derivative liabilities in February 2025 public equity offering	1,803

Transition of warrant derivative liability to equity due to exercise of pre-funded warrant derivative liabilities in February 2025 public equity offering	(1,803)

Transition of warrant derivative liability to equity due to exercise of Series B common stock purchase warrants issued in June 2024 Private Placement	(1,989,806)

Change in fair value of warrant derivative liabilities	(2,515,891)

Balance, March 31, 2025	$48,943

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Accrued warranty expense	$11,615	$11,615
Accrued payroll and related fringes	87,703	428,380
Accrued sales returns and allowances	93,170	93,170
Accrued sales taxes	113,816	104,404
Accrued interest - related party	5,918	492,177
Accrued board of directors’ fees	40,000	197,000
Customer deposits	2,400	165,779
Other	176,931	21,983
	$531,553	$1,514,508

NOTE 8. INCOME TAXES

The effective tax rate for the three months ended March 31, 2025, and 2024 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2025, primarily because of the recent operating losses.

The Company incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at March 31, 2025. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to fully reserve its deferred tax assets at March 31, 2025. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of March 31, 2025, the Company had the following estimated Federal net operating loss carry-forwards available to offset future taxable income:

Amount
Tax years generated:
2017 and before	$49,459,000
2018 and after	109,821,000

Federal net operating loss carry-forwards available	$159,280,000

Such tax net operating loss carry-forwards expire between 2025 and 2043 relative to Federal net operating loss carry-forwards generated in tax years 2017 and prior. Federal net operating loss carry-forwards generated in tax years 2018 and after cannot be carried back to prior years and have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 further provides for an annual limitation on usage equivalent to 80% of taxable income. In addition, the Company had research and development tax credit carry-forwards totaling $1,742,000 available as of March 31, 2025, which expire between 2025 and 2040.

The Company’s 2022 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2025 and December 31, 2024, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case (when taking into account, among other things, the uncertainty of recovering the judgment amount owed to the Company by Culp McAuley, Brandon Culp and Campbell McAuley, jointly and severally), our estimate of the aggregate reasonably possible loss could be the entire balance of the judgment. The Company has recorded an additional loss of $1,959,396 on this matter as of December 31, 2024 which together with the previously recorded losses in prior years, reduces the Company’s net exposure to zero at March 31, 2025 and December 31, 2024. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $13,824 and $40,695 for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of Common Stock that are issuable under its Plans with the SEC. A total of 6,852 shares remained available for awards under the various Plans as of March 31, 2024.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the three months ended March 31, 2025 and 2024 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	2,625	$902.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2025	2,625	$902.80
Exercisable at March 31, 2025	2,625	$902.80

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	2,280	$911.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2024	2,280	$911.00
Exercisable at March 31, 2024	2,280	$911.00

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2025:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $999.99	1,850	5.4 years	1,850	5.4 years
$1,000.00 to $1,399.99	700	3.5 years	700	3.5 years
$1,400.00 to $1,799.99	75	1.1 years	75	1.1 years

Total	2,625	4.7 years	2,625	4.7 years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2025 and 2024 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2025	2,537	$109.60
Granted	—	—
Vested	(1,687)	(70.60)
Forfeited	—	—
Nonvested balance, March 31, 2025	850	$187.20

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2024	2,694	$225.40
Granted	4,010	42.40
Vested	(1,538)	(201.20)
Forfeited	(56)	(444.00)
Nonvested balance, March 31, 2024	5,110	$86.80

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of March 31, 2025, there was $44,710 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next thirty-four months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2025 (April 1, 2025 to December 31, 2025)	75
2026	325
2027	250
2028	200
2029	—

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2025 and 2024:

	Warrants	Weighted average exercise price
Balance, January 1, 2025	544,744	$19.00
Issuance February 2025 – Prefunded Warrants	4,907,500	0.001
Exercise February 2025 – Prefunded Warrants	(4,907,500)	0.001
Exercised June 2024 - Series B warrants	(189,689)	0.001
Exercised
Terminated/Cancelled	—	—
Balance, March 31, 2025	355,055	$29.00

	Warrants	Weighted average exercise price
Balance, January 1, 2024	56,250	$130.00
Issued	—	—
Exercised	—	—
Terminated/Cancelled	—	—
Balance, March 31, 2024	56,250	$130.00

The total intrinsic value of all outstanding warrants aggregated $-0- and $2,128,320 as of March 31, 2025 and December 31, 2024, respectively and the weighted average remaining term was 48.5 and 52.3 months as of March 31, 2025 and 2024, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of Common Stock as of March 31, 2025:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$10.04	298,805	4.2 years
$110,00	18,750	3.0 years
$130.00	18,750	3.0 years
$150.00	18,750	3.0 years

	355,055	4.0 years

2025 Purchase Warrants

On February 13, 2025, the Company issued pre-funded units, each consisting of one-prefunded warrant (to purchase a total of 4,907,500 shares of Common Stock), one Series A warrant and one Series B warrant along with the sale of units, each consisting of one share of Common Stock, one Series A warrant and one Series B warrant. The Series A and Series B warrants were exercisable only upon receipt of stockholder approval (the “Stockholder Approval”) to approve each of (i) certain terms in the Series A warrants and Series B warrants and the issuance of the shares of Common Stock issuable upon the exercise of such warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC and (ii) if necessary, a proposal to amend the Company’s Articles of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of Common Stock issuable upon the exercise of the Series A warrants and Series B warrants. The Series A Warrants were exercisable commencing upon the date of public notice of the Stockholder Approval (the “Warrant Stockholder Approval Date”) until five years after the Warrant Stockholder Approval Date, and the Series B Warrants were exercisable commencing upon the Warrant Stockholder Approval Date until two and one-half years after the Warrant Stockholder Approval Date. Both the Series A and Series B warrants contain reset provisions that are activated upon the date Stockholder Approval is obtained. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the condensed consolidated statement of operations.

The pre-funded warrants were all exercised within days of their issuance therefore their total fair value was estimated to be $1,803 at the time of their exercise which remained the same as their fair value as of the date of issuance. The following are the assumptions used in calculating the estimated fair value of the pre-funded warrants to purchase Common Stock which were effective and exercisable upon issuance on February 13, 2025:

Pre funded warrants issuance date – February 13, 2025 assumptions
Volatility – range	110.1%
Risk-free rate	4.27%
Dividend	—%
Remaining contractual term	0.03 years
Exercise price	$0.001
Common stock issuable under the warrants	4,907,500

During the three months ended March 31, 2025, the pre-funded warrants to purchase 4.907,500 shares of Common Stock were fully exercised. In conjunction with the exercise of the pre-funded warrants, the Company transitioned the related warrant derivative liability totaling $1,803 to equity as of their exercise date. The warrant derivative liability related to the pre-funded warrants was $-0- as of March 31, 2025.

2024 Purchase Warrants

On June 25, 2024, the Company issued Series A and prefunded warrants to purchase a total of 88,411 shares of Common Stock along with the sale of Common Stock. The Company also issued Series B Warrants that will be issuable and exercisable at any time or times on or after the date that relevant stockholder approval is obtained in addition to the Series A warrants that are not included in outstanding warrants until such time as relevant stockholder approval is obtained. Both the Series A and Series B warrants have reset provisions that are activated upon the date relevant stockholder approval is obtained. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the condensed consolidated statement of operations.

The Series B warrants issued in this transaction become issuable and exercisable on the date that relevant stockholder approval is obtained, if ever. Relevent stockholder approval was obtained on December 17, 2024 which activated the Series A and B warrants. Both the Series A and Series B warrants also contain price and warrant reset provisions that were activated upon the date of relevant stockholder approval. The reset provisions increased the number of common shares issuable under the Series A warrant from 59,761 to 298,805 shares and the exercise price per Series A warrant was reduced from $50.20 to $10.04 per share effective December 17, 2024. In addition, the Series B warrants became effective and exercisable upon relevant stockholder approval on December 17, 2024 which resulted in 238,339 common shares issuable under the Series B warrants with an exercise price of $0.001 per share effective December 17, 2024. The Company recognized the full Series B warrant derivative liability value of $2,865,727 as of the date of relevant stockholder approval when it became effective and exercisable of which $454,150 was recorded in equity and $2,411,577 was charged as a loss in the consolidated statement of operations for the year ended December 31, 2024. The following are the assumptions used in calculating the estimated fair value of the detachable Series B warrants to purchase Common Stock which became effective and exercisable upon relevant stockholder approval on December 17, 2024 and on December 31, 2024:

	Series B issuance date - December 17, 2024 assumptions	Series B - December 31, 2024 assumptions
Volatility – range	105.5%	105.7%
Risk-free rate	4.26%	4.38%
Dividend	—%	—%
Remaining contractual term	4.5 years	4.48 years
Exercise price	$0.001	$0.001
Common stock issuable under the warrants	238,339	189,689

During the year ended December 31, 2024, prefunded warrants to purchase 28,650 shares of Common Stock were fully exercised. No pre-funded warrants were exercised during the three months ended March 31, 2025. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $584,955 to equity as of their exercise date in 2024. The warrant derivative liability related to the remaining unexercised Series B warrants was $1,989,806 as of December 31, 2024. The change in fair value of the Series B warrant derivative liability from their issuance date through December 31, 2024 totaled $290,965 which was included as a loss in the condensed consolidated statement of operations for the year ended December 31, 2024.

During the three months ended March 31, 2025, Series B warrants to purchase 189,689 shares of Common Stock were fully exercised. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $1,989,806 to equity as of their exercise date. The warrant derivative liability related to the Series B warrants was $-0- as of March 31, 2025, as they are now fully exercised.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the derivative liability relative to the prefunded warrants and Series A warrants as of their date of issuance and as of December 31, 2024 and March 31, 2025:

	Issuance date assumptions	December 31, 2024 assumptions	March 31, 2025 assumptions
Volatility – range	72.1 - 101.1%	105.7%	105.5%
Risk-free rate	4.25 – 5.46%	4.38%	4.26%
Dividend	—%	—%	—%
Remaining contractual term	0.1-5.0 years	4.5 years	4.2 years
Exercise price	$50.20	$10.04	10.04
Common stock issuable under the warrants	88,411	298,844	298,844

The Company recognized the fair value of the Series A warrants of $1,998,074 as a warrant derivative liability as of the date of issuance. There have been no Series A warrants exercised through March 31, 2025. The fair value of the warrant derivative liability related to the Series A warrants was $48,457 and $2,408,598 as of March 31, 2025 and December 31, 2024, respectively. The change in fair value of the Series A warrant derivative liability from December 31, 2024 to March 31, 2025 totaled $2,360,141 which was included as a gain in the condensed consolidated statements of operations for the three months ended March 31, 2025.

2023 Purchase Warrants

On April 5, 2023, the Company issued warrants to purchase a total of 56,250 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the condensed consolidated statement of operations.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of March 31, 2025 and as of December 31, 2024:

	December 31, 2024 assumptions	March 31, 2025 assumptions
Volatility – range	109.5%	114.3%
Risk-free rate	4.38%	3.96%
Dividend	—%	—%
Remaining contractual term	3.3 years	3.0 years
Exercise price	110.00 – 150.00	110.00 – 150.00
Common stock issuable under the warrants	56,250	56.250

NOTE 12 - STOCKHOLDERS’ EQUITY

February 2025 Public Equity Offering

On February 13, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”) for the sale and issuance of (i) 392,500 units at a public offering price per unit of $3.00 with each Unit consisting of one share of Common Stock, one Series A warrant to purchase one share of Common Stock at an exercise price of $3.75 per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $6.00 and (ii) 4,607,500 pre-funded units at a public offering price of $2.98 per pre-funded unit, with each pre-funded unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.001 per share, one Series A warrant and one Series B warrant. The pre-funded warrants were immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full.

The Series A and Series B warrants are exercisable only upon receipt of stockholder approval of (i) certain terms in the Series A and B warrants and the issuance of the shares of Common Stock issuable upon the exercise of such Series A and Series B warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC and (ii) if necessary, a proposal to amend the Company’s Articles of Incorporation, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of Common Stock issuable upon the exercise of the Series A and Series B warrants. The Series A warrants will be exercisable commencing upon the date of public notice of Stockholder Approval until five years after such date, and the Series B Warrants will be exercisable commencing upon the date of public notice of Stockholder Approval until two and one-half years after such date.

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

The Company granted the Underwriter an option to purchase additional shares of Common Stock and/or Series A and Series B warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A warrants sold in the offering and (iii) up to 15.0% of the number of Series B warrants sold in the offering. The Underwriter may exercise this option in whole or in part at any time within forty-five calendar days after the date of the final prospectus relating to the offering. The Underwriter may exercise the over-allotment option with respect to shares of Common Stock only, Series A and Series B warrants only, or any combination thereof. The purchase price to be paid per additional share of Common Stock will be equal to the public offering price of one Unit (less $0.00001 allocated to each Series A and Series B warrant), as applicable, less the underwriting discount, and the purchase price to be paid per over-allotment Series A and Series B warrant will be $0.00001. On February 14, 2025, the Underwriter exercised its over-allotment option with respect to 300,000 pre-funded warrants/common shares, 750,000 Series A warrants and 750,000 Series B warrants. Settlement occurred on April 17, 2025.

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

The aggregate net proceeds to the Company from the offering including the underwriters exercise of their overallotment option were approximately $14,308,300, after deducting underwriter’s fees and the payment of other offering expenses associated with the offering payable by the Company.

2024 Issuance of Restricted Common Stock

In January 2024, the board of directors approved the grant of 2,750 shares of Common Stock to officers of the Company. Such shares will generally vest over a period of one to five years on their respective anniversary dates in January through January 2028, provided that each grantee remains an officer or employee on such dates. Additionally, the board of directors approved the grant of 1,260 restricted common shares to certain new employees of the Company. Such shares will generally vest over a period of one to two years on their respective anniversary dates in January through January 2026, provided that each grantee remains an employee of the company on such dates.

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

As part of the Private Placement, the Company issued an aggregate of 59,761 units and pre-funded units (collectively, the “June Units”) at a purchase price of $50.20 per unit (less $0.001 per pre-funded unit). Each June Unit consists of (i) one share of Common Stock (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrants”)), (ii) one Series A warrant to purchase one share of Common Stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date and in accordance with the terms therein (the “Series B Warrant”, and together with the Series A Warrant, the “Warrants”).

Securities Purchase Agreement and Senior Secured Promissory Notes

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000, and (ii) 40,419 shares (the “Commitment Shares”) of the Company’s Common Stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024.

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

Cancellation of Restricted Stock

During the three months ended March 31, 2025 and 2024, the Company cancelled -0- and 56 shares due to termination of employees, respectively.

Exercise of Prefunded Warrants

During the three months ended March 31, 2025, prefunded warrants to purchase 4,907,500 shares of Common Stock that were issued in conjunction with the February 2025 public equity offering of Common Stock, were fully exercised at an exercise price of $0.001 per share.

During the three months ended March 31, 2025, Series B warrants to purchase 189,689 shares of Common Stock that were issued in conjunction with the June 2024 public equity offering of Common Stock, were fully exercised for total proceeds of $3,793. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $1,989,806 to equity as of their exercise date.

Reverse Stock Split

On May 6, 2025, the Company, acting pursuant to authority received at an annual meeting of its stockholders on December 17, 2024, filed with the Secretary of State of the State of Nevada the Charter Amendment to its Articles of Incorporation, which effected a one-for-twenty reverse stock split of all of the Company’s outstanding shares of Common Stock. Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:30 p.m. Eastern Time on May 6, 2025. As a result of the Reverse Stock Split, every twenty (20) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on May 7, 2025. The Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split. The Reverse Stock Split was effective as of the time of this filing.

Noncontrolling Interests

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of operations as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net (loss) income attributable to noncontrolling interests of consolidated subsidiary of $3,611 and $12,248 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $271,487 and $245,716 as of March 31, 2025 and December 31, 2024, respectively. Total management fees accrued and payable in accordance with the operating agreement totaled $9,321 and $38,625 as of March 31, 2025 and December 31, 2024, respectively. The company recorded management fee expense of $9,321 and $12,379 for the three months ended March 31, 2025 and 2024, respectively.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of December 31, the entire TicketSmarter Related Party note balance totaled $2,700,000, and is classified as current, with an accrued interest balance of $488,711, respectively. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received to resolve such outstanding payables is recognized as a gain on extinguishment of liabilities on the condensed consolidated statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

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

On March 20, 2025, the parties agreed to a second modification of the TicketSmarter Related Party Note. The modification eliminated all accrued interest totaling $582,203 as of the date of the second modification, reduced the interest rate from 13.25% per annum to 8% per annum, and extended and reduced the repayment amount from $54,000 per week to $11,000 per week beginning April 1, 2025. The modification was deemed to be an extinguishment of debt resulting in a gain on extinguishment of note payable – related party of $1,249,372 during the three months ended March 31, 2025.

Company Related Party Note

On August 22, 2024, Digital Ally’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. In addition, on October 24, 2024, Digital Ally’s Chief Executive Officer, made an additional loan in the amount of $40,000 to the Company to support its operations. These transactions were recorded as related party notes payable (the “Company Related Party Notes”). The Company Related Party Notes bear interest at prime rate (8.00% as of March 31, 2025 and December 31, 2024) per annum with repayment due on demand. The Company paid off the Company Related Party Notes in full during the three months ended March 31, 2025. As of December 31, 2024, the entire Company Related Party note of $140,000, is classified as current, with an accrued interest balance of $3,465. The Company Related Party Notes balance is $-0- and $140,000 and an accrued interest balance of $-0- and $3,465 as of March 31, 2025 and December 31, 2024, respectively.

NOTE 14. GAIN ON EXTINGUISHMENT OF LIABILITIES

The Company recorded gains on the extinguishment of liabilities for the three months ended March 31, 2025 and 2024 of $2,220,097, and $682,345, respectively. The gains reflect income related to the video solutions and entertainment segment’s ability to negotiate down payables and other contract obligations during the three months ended March 31, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025. The discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the three months ended March 31, 2024.

The gain on extinguishment of liabilities was $682,345 for the three months ended March 31, 2024, reflects income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the three months ended March 31, 2024.

NOTE 15. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months ended March 31,
	2025	2024
Numerator for basic and diluted income (loss) per share – Net loss attributable to common stockholders	$4,263,471	$(3,931,020)

Denominator for basic income (loss) per share – weighted average shares outstanding	3,032,208	143,061
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	3,032,208	143,061

Net income (loss) per share:
Basic	$1.41	$(27.48)
Diluted	$1.41	$(27.48)

Basic loss per share is based upon the weighted average number of shares of Common Stock outstanding during the period. For the three months ended March 31, 2025 and 2024, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

NOTE 16. COUNTRY STAMPEDE ACQUISITION

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

The Company accounts for business combinations using the acquisition method and that the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Country Stampede Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Country Stampede Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our condensed consolidated financial statements. The Country Stampede Acquisition was structured as an asset purchase; however the parties agreed to coordinate the election to invoke IRS Section 338(h)(10) relative to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. Likewise, the other acquired assets were stepped up to fair value and is deductible for income tax purposes. The results of operations of acquired businesses are included in the condensed consolidated statement of operations from the acquisition date.

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

NOTE 17. OPERATING SEGMENTS

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s condensed consolidated financial statements. Segment financial information is prepared in accordance with GAAP and our significant accounting policies described in Note 1. Resources are allocated and performance is assessed using segment operating income by our Chief Executive Officer, whom we have determined to be our Chief Operating Decision Maker (“CODM”). Our CODM utilizes segment operating income when making decisions about allocating capital and personnel to the segments, predominantly in the annual budget and quarterly forecasting processes. In addition, our CODM uses operating income, including comparison of actual results to budget and forecast, in assessing the performance of each segment and in evaluating product pricing, distribution strategies and marketing investments. Our CODM reviews balance sheet information at a consolidated level. We compute segment operating income based on net sales revenue, less cost of goods sold, SG&A, asset impairment charges and restructuring charges. The SG&A used to compute each segment’s operating income is directly associated with the segment. We do not allocate non-operating income and expense, including interest or income taxes, to operating segments.

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

Summarized financial information for the Company’s reportable business segments is provided for the three months ended March 31, 2025, and 2024:

Three months ended March 31, 2025

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$54,231	$667,119	$—	$—	$721,350
Service	868,050	1,535,313	1,350,551	—	3,753,914
Total segment net revenues	$922,281	$2,202,432	$1,350,551	$—	$4,475,264
Less significant segment expenses:
Cost of Revenue - Product	$64,552	$611,087	$—	$—	$675,639
Cost of Revenue – Service and other	301,968	1,013,270	882,888	—	2,198,126
Research and development expense	84,417	—	—	—	84,417
Selling, advertising and promotional expense	20,517	75,864	11,660	—	108,041
General and administrative expense	283,547	806,789	448,633	844,752	2,383,721

Total segment operating income (loss)	$167,280	$(304,578)	$7,370	$(844,752)	$(974,680)

Non-operating (expenses) income:
Interest expense					(792,273)
Change in fair value of derivative liabilities					2,515,891
Gain on the extinguishment of liabilities					2,220,097
Gain on extinguishment of debt – related party					1,249,372
Other non-operating income (loss)					48,675
Total non-operating income (loss)					5,241,762

Income before income tax benefit (provision)					$4,267,082

Depreciation and amortization expense	$53,669	$340,597	$23,604	$—	$417,870

Total identifiable assets, net of eliminations	$12,786,363	$4,898,381	$4,863,764	$7,707,828	$30,256,336

Three months ended March 31, 2024

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$721,188	$844,658	$—	$—	$1,565,846
Service	997,105	1,531,801	1,434,598	—	3,963,505
Total segment net revenues	$1,718,293	$2,376,460	$1,434,598	$—	$5,529,351
Less significant segment expenses:
Cost of Revenue - Product	$797,494	$769,899	$—	$—	$1,567,393
Cost of Revenue – Service and other	355,105	1,112,287	970,867	—	2,438,259
Research and development expense	487,466	—	—	—	487,466
Selling, advertising and promotional expense	423,894	330,519	6,705	—	761,118
General and administrative expense	1,101,217	805,974	481,057	1,525,901	3,914,149

Total segment operating income (loss)	$(1,446,883)	$(642,219)	$(24,031)	$(1,525,901)	$(3,639,034)

Non-operating (expenses) income:
Interest expense					(648,567)
Change in fair value of derivative liabilities					(348,891)
Gain on the extinguishment of liabilities					682,345
Other non-operating income (loss), net					10,879
Total non-operating income (loss)					(304,234)

Loss before income tax benefit (provision)					$(3,943,268)

Depreciation and amortization expense	$198,028	$326,248	$26,715	$—	$550,991

Total identifiable assets, net of eliminations	$24,172,478	$6,482,510	$1,989,068	$12,520,139	$45,164,195

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

Note 18. SUBSEQUENT EVENTS

Special Shareholder Meeting

On Tuesday, May 6, 2025, the Company held its special meeting of stockholders. Set forth below are each of the three proposals that were voted on at the Special Meeting and the stockholder votes on each such proposal, as certified by the inspector of elections for the Special Meeting. These proposals are described in further detail in the Definitive Proxy Statement on Schedule 14A that the Company filed with the SEC on March 4, 2025.

Proposal One: Approval of an amendment to our Articles of Incorporation to increase the number of authorized shares of our capital stock that we may issue from 210,000,000 shares to 5,010,000,000 shares, of which 5,000,000,000 shares shall be classified as Common Stock. The proposal was not approved.

Proposal Two: Approval of a proposal to authorize the board of directors of the Company (the “Board”), in its sole and absolute discretion, and without further action of the stockholders, to file an amendment to our Articles of Incorporation to effect a reverse stock split of our issued and outstanding Common Stock at a ratio to be determined by the Board, ranging from one-for-five (1:5) to one-for-one hundred (1:100), with such reverse stock split to be effected at such time and date, if at all, as determined by the Board in its sole discretion, but no later than April 1, 2026, when the authority granted in this proposal to implement the reverse stock split would terminate. The proposal was approved.

Proposal Three: Authorization, for purposes of complying with Nasdaq listing rule 5635(d), of the issuance of Series A Warrants to purchase shares of Common Stock (the “Series A Warrants”) and Series B Warrants to purchase shares of Common Stock (the “Series B Warrants” and collectively with the Series A Warrants, the “Warrants”), shares of Common Stock underlying the Warrants and certain provisions of the Warrants, issued in connection with an offering and sale of securities of the Company that was consummated on February 14, 2025. The proposal was approved

Reverse Stock Split

On May 6, 2025, the Company, acting pursuant to authority received at an annual meeting of its stockholders on December 17, 2024, filed with the Secretary of State of the State of Nevada the Charter Amendment to its Articles of Incorporation, which effected a one-for-twenty reverse stock split of all of the Company’s outstanding shares of Common Stock. Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:30 p.m. Eastern Time on May 6, 2025. As a result of the Reverse Stock Split, every twenty (20) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on May 7, 2025. The Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split. The Reverse Stock Split was effective as of the time of this filing.

Notices of Failure to Satisfy a Continued Listing Rule

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

The Company timely requested a hearing before the Panel to appeal the March 6 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and the Stockholders’ Equity Requirement, which hearing date has not been set as of the date of this Form 10-K. While the appeal process is pending, the suspension of trading of the Company’s Common Stock, will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. The Company held its hearing with the Panel as scheduled on April 17, 2025.

On May 1, 2025, the Panel rendered its decision which granted the Company’s request for continued listing on the Nasdaq Exchange. Such decision is subject to the following conditions:

●	On or before May 2, 2025, the Company shall file Form 10-K for 2024 in compliance with Listing Rule 5250(c)(1).

●	On or before May 20, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions.

●	In addition, on or before May 20, 2025, the Company must provide the Panel with an update on its fundraising plans, and updated income projections for the next 12 months, with all underlying assumptions clearly stated.

●	On or before June 6, 2025, the Company shall demonstrate compliance with the Minimum Bid Price Requirement.

●	If, prior to September 2, 2025, the Company becomes non-compliant with any Listing Rule, the Company will be delisted.

The Company continues to work diligently to regain and maintain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement as promptly as possible. In that regard, management believes that it has achieved compliance with the Stockholders’ Equity Requirement as reported in the accompanying Statement of Stockholders’ Equity (Deficit) as of March 31, 2025. There are no assurances however, that the Company will be able to meet and maintain all such conditions required by the Panel.

Series A and B warrants issued in connection with the February 2025 public equity offering

The Series A and B warrants issued in the February 2025 public equity offering (See Note 12 – Stockholders Equity) become issuable and exercisable on the date of Stockholder Approval. Stockholder approval was obtained on May 6, 2025 at the Special Meeting of Shareholders which activated both the Series A and B warrants. Both the Series A and Series B warrants also contain price and warrant reset provisions that were activated upon the date of Stockholder Approval. The reset provisions increased the number of common shares issuable under the Series A and B warrants as provided for in their respective agreements and the exercise price was reduced from $3.75 per share to $0.62 per share relative to the Series A warrants and $6.00 per share to $0.62 for the Series B warrants.

There have been no exercises of the Series A warrants to date and the Series B warrants contained cashless exercise provisions. The Series B warrant holders have exercised a total of 161,068,935 of the total 166,935,591 Series B warrants available to be exercised on a cashless basis.

***********************

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

Current Trends and Recent Developments for the Company

Reverse Stock Split

On May 6, 2025, the Company, acting pursuant to authority received at an annual meeting of its stockholders on December 17, 2024, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “Charter Amendment”) to its articles of incorporation, as amended (the “Articles of Incorporation”), which effected a one-for-twenty reverse stock split (the “Reverse Stock Split”) of all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:30 p.m. Eastern Time on May 6, 2025. As a result of the Reverse Stock Split, every twenty (20) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on May 7, 2025. The Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split.

Nasdaq Notifications

As previously disclosed, on December 20, 2024, the Company received notice from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) that the bid price of its listed securities had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Therefore, in accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until June 18, 2025, to regain compliance with the Minimum Bid Price Requirement.

As previously disclosed, on January 2, 2025, the Staff notified the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing (the “Stockholders’ Equity Requirement”). The Company reported stockholders’ equity (deficit) of ($2,448,310) in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, and, as a result, did not satisfy the Stockholders’ Equity Requirement pursuant to Listing Rule 5550(b)(1).

As previously disclosed, on March 6, 2025, the Company received notice (the “March 6 Letter”) from the Staff that the Staff had determined that as of March 5, 2025, the Company’s securities had a closing bid price of $0.10 or less for ten consecutive trading days triggering application of Listing Rule 5810(c)(3)(A)(iii) which states in part: if during any compliance period specified in Rule 5810(c)(3)(A), a company’s security has a closing bid price of $0.10 or less for ten consecutive trading days, the Listing Qualifications Department shall issue a Staff Delisting Determination under Rule 5810 with respect to that security (the “Low Priced Stocks Rule”).

The Company timely requested a hearing before the Panel to appeal the March 6 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low Priced Stocks Rule and the Stockholders’ Equity Requirement, which hearing date has not been set as of the date of this Form 10-K. While the appeal process is pending, the suspension of trading of the Company’s Common Stock, will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes and the Panel issues a written decision. The Company held its hearing with the Panel as scheduled on April 17, 2025.

On May 1, 2025, the Panel rendered its decision which granted the Company’s request for continued listing on the Nasdaq Exchange. Such decision is subject to the following conditions:

●	On or before May 2, 2025, the Company shall file Form 10-K for 2024 in compliance with Listing Rule 5250(c)(1).
●	On or before May 20, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and providing an indication of its equity following those transactions.
●	In addition, on or before May 20, 2025, the Company must provide the Panel with an update on its fundraising plans, and updated income projections for the next 12 months, with all underlying assumptions clearly stated.
●	On or before June 6, 2025, the Company shall demonstrate compliance with the Minimum Bid Price Requirement.
●	If, prior to September 2, 2025, the Company becomes non-compliant with any Listing Rule, the Company will be delisted.

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

Comparison of the Three Months Ended March 31, 2025 and 2024

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the three months ended March 31, 2025, and 2024:

	Three Months Ended March 31,
	2025	2024
Net Revenues:
Video Solutions	$922,281	$1,718,293
Revenue Cycle Management	1,350,551	1,434,598
Entertainment	2,202,432	2,376,460
Total Net Revenues	$4,475,264	$5,529,351

Gross Profit (loss):
Video Solutions	$555,761	$565,694
Revenue Cycle Management	467,663	463,731
Entertainment	578,075	494,274
Total Gross Profit	$1,601,499	$1,523,699

Operating Income (loss):
Video Solutions	$167,280	$(891,588)
Revenue Cycle Management	7,370	24,031
Entertainment	(304,578)	(642,219)
Corporate	(844,752)	(2,081,196)
Total Operating Income (Loss)	$(974,680)	$(3,639,034)

Depreciation and Amortization:
Video Solutions	$53,669	$198,028
Revenue Cycle Management	23,604	26,715
Entertainment	340,597	326,248
Total Depreciation and Amortization	$417,870	$550,991

Assets (net of eliminations):
Video Solutions	$12,786,363	$24,172,478
Revenue Cycle Management	4,863,764	1,989,068
Entertainment	4,898,381	6,482,510
Corporate	7,707,828	12,520,139
Total Identifiable Assets	$30,256,336	$45,164,195

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

Results of Operations

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

The following table presents revenues by type and segment:

	Three Months Ended March 31,
	2025	2024	% Change
Product revenues:
Video solutions	$54,231	$721,188	(92.5)%
Entertainment	667,119	844,658	(21.0)%
Total product revenues	721,350	1,565,846	(53.9)%
Service and other revenues:
Video solutions	868,050	997,105	(12.9)%
Entertainment	1,535,313	1,531,801	0.2%
Revenue cycle management	1,350,551	1,434,599	(5.9)%
Total service and other revenues	3,753,914	3,963,505	(5.3)%
Total revenues	$4,475,264	$5,529,351	(19.1)%

Our video solutions operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	Three Months Ended March 31,
	2025	2024
Product Revenues:
Video Solutions	$54,231	$721,188
Revenue Cycle Management	—	—
Entertainment	667,119	844,658
Total Product Revenues	$721,350	$1,565,846

Product revenues for the three months ended March 31, 2025 and 2024 were $721,350 and $1,565,846, respectively, a decrease of $844,496 (53.9%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The entertainment operating segment generated $667,119 in product revenues for the three months ended March 31, 2025, compared to $844,658 for the three months ended March 31, 2024. This product revenue relates to the first Country Stampede music festival held by Kustom during 2024, as well as the resale of tickets purchased for live events, sporting events, concerts, and theatre, then sold through various platforms to customers. The decrease in revenues is attributable to a reduction in scope of primary ticket sales by Ticketsmarter as it focuses on higher margin events to improve its gross margins. In addition, the wildfires in California caused many event cancellations and postponements during the three months ended March 31, 2025, that also depressed product sales.

●	The Company’s video segment operating segment generated revenues totaling $54,231 during the three months ended March 31, 2025 compared to $721,188 for the three months ended March 31, 2024. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2024 due to the Company not having inventory in–stock to fulfill existing backlog orders, price-cutting and competitive actions by our competitors and adverse marketplace effects related to our recent financial condition. We have been able to start the product supply chain during the first quarter 2025 with funds generated by the February 2025 public equity offering which we believe will improve our video solutions product sales during the remainder of 2025.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Three months ended March 31,
	2025	2024
Service and Other Revenues:
Video Solutions	$868,050	$997,105
Revenue Cycle Management	1,350,551	1,434,599
Entertainment	1,535,313	1,531,801
Total Service and Other Revenues	$3,753,914	$3,963,505

Service and other revenues for the three months ended March 31, 2025 and 2024 were $3,753,914 and $3,963,505, respectively, a decrease of $209,591 (5%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $594,742 and $616,488 for the three months ended March 31, 2025 and 2024, respectively, a slight decrease of $21,746 (4%). We continue to experience increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our cloud revenues in the three months ended March 31, 2024. We expect this trend to continue for 2025 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $228,430 and $380,618 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $152,188 (40%). This correlates with the decrease in sales of hardware during the three months ended March 31, 2025.

●	Our entertainment operating segment generated service revenues totaling $1,535,313 and $1,531,801 for the three months ended March 31, 2025 and 2024, respectively, a slight increase of $3,512 (0.2%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability. Our entertainment segment has focused on cost cutting and overall improvements in gross margin rather than top line revenues which has resulted in a reduction in revenues for ticketing events that did not meet its gross margin goals.

●	Our revenue cycle management operating segment generated service revenues totaling $1,350,551 and $1,434,599 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $84,048 (6%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top line revenue.

Total revenues for the three months ended March 31, 2025, and 2024 were $4,475,264 and $5,529,351, respectively, a decrease of $1,054,087 (19%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended March 31, 2025, and 2024 was $675,639 and $1,567,393, respectively, a decrease of $891,754 (57%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended March 31, 2025, and 2024 were 94% and 100%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended March 31,
	2025	2024
Cost of Product Revenues:
Video Solutions	$64,552	$797,494
Revenue Cycle Management	—	—
Entertainment	611,087	769,899
Total Cost of Product Revenues	$675,639	$1,567,393

The decrease in cost of goods sold for our video solutions segment products is due to large decrease in product sales experienced during the three months ended March 31, 2025. We were not able to fulfil open orders due to low inventory levels. We have utilized funds from the February 2025 public equity offering to ramp the supply chain which we believe will lead to improved product sales. Cost of product sold as a percentage of product revenues for the video solutions segment decreased to 119% for the three months ended March 31, 2025 as compared to 111% for the three months ended March 31, 2024.

The decrease in entertainment operating segment cost of product sold directly correlates to the lower product revenues for the three months ended March 31, 2025. Cost of Product Revenues were $611,087 and $769,899 for the three months ended March 31, 2025 and 2024, a decrease of $158,812 (21%). Cost of product sold as a percentage of product revenues for the entertainment segment increased to 92% for the three months ended March 31, 2025 as compared to 91% for the three months ended March 31, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended March 31, 2025, and 2024 was $2,198,126 and $2,438,259, respectively, a decrease of $240,133 (10%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended March 31, 2025, and 2024 were 59% and 62%, respectively. Cost of service revenues by operating segment is as follows:

	Three months ended March 31,
	2025	2024
Cost of Service Revenues:
Video Solutions	$301,968	$355,105
Revenue Cycle Management	882,888	970,867
Entertainment	1,013,270	1,112,287
Total Cost of Service Revenues	$2,198,126	$2,438,259

The decrease in cost of service revenues for our video solutions segment demonstrates the leverage we are enjoying as we increase our service revenues during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 35% for the three months ended March 31, 2025 as compared to 36% for the three months ended March 31, 2024.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decline in revenues due to certain loss generating services being eliminated during the year. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment decreased to 65% for the three months ended March 31, 2025 as compared to 68% for the three months ended March 31, 2024.

The decrease in entertainment operating segment cost of service revenues is due to management right sizing the business working towards profitability. The Entertainment cost of service revenue was $1,013,170 for the three months ended March 31, 2025, compared to $1,112,287 for the three months ended March 31, 2024. Cost of service revenues as a percentage of service revenues for the entertainment segment decreased to 66% for the three months ended March 31, 2025 as compared to 73% for the three months ended March 31, 2024.

Gross Profit

Overall gross profit for the three months ended March 31, 2025 and 2024 was $1,796,034 and $1,523,699, respectively, an increase of $272,335 (18%). Gross profit by operating segment was as follows:

	Three months ended March 31,
	2025	2024
Gross Profit:
Video Solutions	$555,761	$565,694
Revenue Cycle Management	467,663	463,731
Entertainment	578,075	494,274
Total Gross Profit	$1,601,499	$1,523,699

The increase in gross profits is primarily due to improvements in our cost of sales as a percentage of sales particularly in our entertainment segment service revenues. There was an overall decrease in the cost of sales as a percentage of overall revenues to 64% for the three months ended March 31, 2025 from 72% for the three months ended March 31, 2024. This is primarily driven by large head-count reductions in our work-force during the three months ended March 31, 2025 as compared to 2024, a focus on right sizing recent acquisitions to increase profitability and a transition to a service subscription-based model in our video solutions segment. Our goal is to improve our margins over the longer term based on the expected margins generated by our new recent revenue cycle management and entertainment operating segments together with our video solutions operating segment and its expected margins from our EVO-HD, DVM-800, VuLink, FirstVu Pro, FirstVu II, EVO Fleet, FLT-250, DVM-250, DVM-250 Plus and our cloud evidence storage and management offering, provided that they gain traction in the marketplace. We plan to continue our initiative to more efficient management of our supply chain through outsourcing production, quantity purchases and more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,576,179 and $5,162,733 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $2,586,554 (50%). The decrease was primarily attributable to the reduction in new advertising sponsorships being entered into by the Company. Our selling, general and administrative expenses as a percentage of sales increased to 58% for the three months ended March 31, 2025 compared to 93% in the same period in 2024. The significant components of selling, general and administrative expenses are as follows:

	Three Months ended March 31,
	2025	2024
Research and development expense	$84,417	$487,466
Selling, advertising and promotional expense	108,041	761,118
General and administrative expense	2,383,721	3,914,149

Total	$2,576,179	$5,162,733

Research and development expense. Our research and development expenses totaled $84,417 and $487,466 for the three months ended March 31, 2025 and 2024, respectively which represents a decrease of $403,049 (83%). We have focused on controlling our expenditures on bringing new products to market, including updates and improvements to current products in response to our decline in revenues. The decrease in research and development expense reflects the large cut-back in our engineering staff and research activities in order to right-size our expenses in this area with our revenues.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $108,041 and $761,118 for the three months ended March 31, 2025 and 2024, respectively, a decrease of $653,077 (86%). The decrease in selling, advertising and promotional expenses reflects the large cut-back in selling staff and promotional and advertising activities in order to right-size our expenses in this area with our revenues. In addition, the decrease is attributable to the reduction in new sponsorships being entered into by the Company and its subsidiary TicketSmarter.

General and administrative expense. General and administrative expenses totaled $2,383,721 and $3,914,149 for the three months ended March 31, 2025 and 2024, respectively which represents a decrease of $1,530,428 (39%). The decrease in general and administrative expenses in the three months ended March 31, 2025 compared to the same period in 2024 is primarily attributable to a decrease in administrative salaries and reductions in headcount in order to right-size our expenses in this area with our revenues. The decrease in general and administrative expenses was offset by a substantial increase legal and professional expenses for the three months ended March 31, 2025 compared to the same period in 2024 due to the failed merger with CloverLeaf and various capital raises we have undertaken.

Operating Loss

For the reasons previously stated, our operating loss was $974,680 and $3,639,034 for the three months ended March 31, 2025 and 2024, respectively, an improvement of $2,664,354 (73%). Operating loss as a percentage of revenues improved to 22% in 2025 as compared to 66% in 2024.

Interest Income

Interest income increased to $31,975 for the three months ended March 31, 2025, from $19,356 in 2024, which reflects our overall increase in our cash and cash equivalent levels in 2025 compared to 2024 due to funds generated in the February 2025 public equity offering.

Interest Expense

We incurred interest expenses of $792,273 and $648,567 during the three months ended March 31, 2025 and 2024, respectively. The increase is attributable to the amortization of debt discounts associated with the senior secured promissory notes that were paid off with proceeds from the February 2025 public equity offering..

Other income (expense)

Other income (expense) decreased to $16,700 for the three months ended March 31, 2025, from $27,602 during the three months ended March 31, 2024, which reflects income related to a warehouse sublease within the corporate headquarters during early 2024 which ceased upon the sale of the building which occurred in 2024.

Gain on Extinguishment of Debt - related party

On September 22, 2023, a trust, the beneficiaries of which are TicketSmarter’s Chief Executive Officer and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. The Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter which increased the loan balance to $2,700,000. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received is recognized as a gain on extinguishment of liabilities on the condensed consolidated statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

On August 19, 2024, the parties agreed to amend the note whereby the repayment dates were extended to begin on January 2, 2025 and continue at $54,000 for 50 consecutive weeks plus interest. The parties did not change any other provisions or terms of the note. The amendment was determined to be a modification of the note rather than an extinguishment and reissuance of a new note. No payments have been made during the three months ended March 31, 2025.

On March 20, 2025, the parties agreed to a second modification of the TicketSmarter Related Party Note. The modification eliminated all accrued interest totaling $582,203 as of the date of the second modification, reduced the interest rate from 13.25% per annum to 8% per annum, and extended and reduced the repayment amount from $54,000 per week to $11,000 per week beginning April 1, 2025. The modification was deemed to be an extinguishment of debt resulting in a gain of $1,249,372 during the three months ended March 31, 2025.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the three months ended March 31, 2025 and 2024 of $2,220,097, and $682,345, respectively. The gains reflect income related to the video solutions and entertainment segment’s ability to negotiate down payables and other contract obligations during the three months ended March 31, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025.

The gain on extinguishment of liabilities was $682,345 for the three months ended March 31, 2024, which reflects income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Gain on disposal of intangibles

Gain on disposal of intangibles decreased to $-0- for the three months ended March 31, 2025, from $5,582 during the three months ended March 31, 2024.

Change in Fair Value of Derivative Liabilities

The change in fair value of the warrant derivative liabilities for the three months ended March 31, 2025 and 2024, respectively totaled a gain of $2,515,891 during the three months ended March 31, 2025 as compared to a loss of $348,891 during the three months ended March 31, 2024.

During 2024, the Company issued Series A and Series B detachable warrants in conjunction with its June 2024 capital raise. The underlying warrant terms under both of the Series A and Series B warrants provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances and requires reset provisions which were triggered upon the approval the warrant issuances by the Company’s shareholders. As such, the Company is required to treat these warrants as derivative liabilities, which are valued at their estimated fair value at their issuance date and at each reporting date, with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The warrants were approved by shareholders at the Company’s annual meeting on December 17, 2024, which triggered the reset provisions which resulted in an increase in the estimated fair value of the Series A and Series B warrants. The holders fully exercised their Series B warrants during the three months ended March 31, 2025 which caused a deterioration in the market value of the Company’s Common Stock which resulted in a large decrease in the estimated fair value of the remaining Class A warrants resulting in the gain from the change in fair value of warrant derivative liabilities in the condensed consolidated statement of operations for the three months ended March 31, 2025.

During 2023, the Company issued detachable warrants to purchase a total of 56,250 shares of Common Stock in association with the two secured convertible notes. The underlying warrant terms provide for net cash settlement outside the control of the Company in the event of tender offers under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statement of operations as the change in fair value of warrant derivative liabilities. The increase in the estimated fair value of the 2023 warrants resulted in a loss from the change in fair value of warrant derivative liabilities in the condensed consolidated statement of operations for the three months ended March 31, 2025.

Loss on Sale of Property, Plant and Equipment

The Company reported a loss on sale of property, plant and equipment of $-0- and $41,661 during the three months ended March 31, 2025, and 2024, respectively.

Income (loss) before Income Tax Benefit

As a result of the above, we reported net income (loss) before income tax benefit of $4,267,082 and $(3,943,268) for the three months ended March 31, 2025 and 2024, respectively, an improvement of $8,210,350 (208%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for both 2025 and 2024 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2025 and December 31, 2024 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2025.

We had approximately $159,280,000 of federal net operating loss carryforwards and $1,742,000 of research and development tax credit carryforwards as of March 31, 2025 and December 31, 2024 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, we reported a net income (loss) of $4,267,082 and $(3,943,268) for the three months ended March 31, 2025 and 2024, respectively, an improvement of $8,210,350 (208%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $3,611 and $12,248 for the three months ended March 31, 2025 and 2024, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net income (loss) of $4,263,471 and $(3,931,020) for the three months ended March 31, 2025 and 2024, respectively, an improvement of $8,194,491 (208%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted income/(loss) per share was $1.41 and ($27.48) for the three months ended March 31, 2025 and 2024, respectively, for the reasons previously noted. All outstanding stock options and Common Stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the three months ended March 31, 2025 and 2024 because all potentially dilutive securities were excluded from the computation because of their exercise price being higher than the market value of our Common Stock in 2025 and the net loss reported for 2024.

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

Cash, cash equivalents: As of March 31, 2025, we had cash and cash equivalents with an aggregate balance of $3,762,608, an increase from a balance of $454,314 at December 31, 2024. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $3,308,294 net increase in cash during the three months ended March 31, 2025:

●	Operating activities:	Net cash used in operating activities was $5,754,761 and $918,545 for the three months ended March 31, 2025 and 2024, respectively, a deterioration of $4,836,216. The decrease is attributable to the repayment of accounts payable from proceeds of our February 2025 public equity offering, an increase in noncash gains from the change in fair value of warrant derivative liabilities, the extinguishment of liabilities and debt and cash used by the change in operating assets and liabilities during the three months ended March 31, 2025 compared to the same period in 2024.

●	Investing activities:	Net cash provided by (used in) investing activities was $(85,447) and $160,830 for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, we made expenditures for the purchase of property plant and equipment and also for patents.

●	Financing activities:	Net cash provided by financing activities was $9,148,502 and $1,005,027 for the three months ended March 31, 2025 and 2024, respectively. During 2025, we most notably issued Common Stock in a February 2025 public equity with detachable warrants resulting in $14,308,300 in net cash proceeds and issued an unsecured promissory note raising $600,000 in net cash proceeds. The cash proceeds were partially offset by payments on outstanding loans including the payments on senior secured promissory notes and merchant advances.

The net result of these activities was an increase in cash of $3,308,294 to $3,762,608 for the three months ended March 31, 2025.

Commitments:

We had $3,762,608 of cash and cash equivalents and net positive working capital of $3,385,051 as of March 31, 2025. Accounts receivable and other receivables balances represented $4,923,191 of our net working capital at March 31, 2025. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2025, which would help to provide positive cash flow to support our operations during 2025 and beyond. Inventory represents $2,489,111 of our net working capital at March 31, 2025. We are actively managing the level of inventory and our goal is to reduce such level during 2025 by our sales activities, the decrease of which should provide additional cash flow to help support our operations during 2025 and beyond.

Capital Expenditures:

We had the following material commitments for capital expenditures at March 31, 2025:

Lease commitments. Total lease expense under the Company’s operating leases was approximately $223,580 during the three months ended March 31, 2025.

The following sets forth the operating lease right of use assets and liabilities as of March 31, 2025:

Assets:
Operating lease right of use assets	$680,628

Liabilities:
Operating lease obligations-current portion	162,234
Operating lease obligations-less current portion	518,394
Total operating lease obligations	$680,628

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2025 (April 1, 2025 through December 31, 2025)	$158,086
2026	210,925
2027	189,275
2028	100,863
2029 and thereafter	130,086
Total undiscounted minimum future lease payments	789,235
Imputed interest	(108,607)
Total operating lease liability	$680,628

Debt obligations - We have the following outstanding debt as of March 31, 2025 which require future principal payments:

March 31, 2025
Economic injury disaster loan (EIDL)	$143,654
Unsecured Promissory note – Entertainment Segment	600,000
Debt obligations	743,654

Less: current maturities of debt obligations	(603,444)

Debt obligations, long-term	$140,210

Debt obligations mature on an annual basis as follows as of March 31, 2025:

March 31, 2025
2025 (April 1, 2025 to December 31, 2025)	$603,444
2026	3,542
2027	3,677
2028	3,817
2029 and thereafter	129,175

Total	$743,654

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

While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect to our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows. See Note 9, “Commitments and Contingencies,” to the condensed consolidated financial statements of this Quarterly Report on Form 10-Q for information on our litigation.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” to our condensed consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies and estimates are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

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

We review all significant, unusual, or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products, and when a customer purchases an extended warranty, the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty.

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

Inventories consisted of the following at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw material and component parts– video solutions segment	$2,590,526	$2,589,804
Work-in-process– video solutions segment	71,592	4,906
Finished goods – video solutions segment	1,301,474	1,655,317
Finished goods – entertainment segment	174,061	505,694
Subtotal	4,137,653	4,755,721
Reserve for excess and obsolete inventory– video solutions segment	(1,600,459)	(2,037,252)
Reserve for excess and obsolete inventory – entertainment segment	(48,083)	(132,403)
Total inventories	$2,489,111	$2,586,066

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 40% of the gross inventory balance at March 31, 2025, compared to 46% of the gross inventory balance at December 31, 2024. We had $1,648,542 and $2,169,655 in reserves for obsolete and excess inventories at March 31, 2025 and December 31, 2024, respectively. The decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of March 31, 2025.

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

We held goodwill of $5,480,966 as of September 30, 2024, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 as of September 30, 2024, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of March 31, 2025 and December 31, 2024.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of March 31, 2025 and December 31, 2024, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $4,680,000 to a balance of $46,290,000 to fully reserve our deferred tax assets at March 31, 2025 and December 31, 2024. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of March 31, 2025 and December 31, 2024, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2025 and December 31, 2024 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2025 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2025 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the SEC on May 7, 2025).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K with the SEC on February 18, 2025).
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K with the SEC on February 18, 2025).
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K with the SEC on February 18, 2025).
10.1	Form of Underwriting Agreement by and between Digital Ally, Inc. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on February 18, 2025).
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 20, 2025

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

