Form 10-Q
period 2025-06-30
DIGITAL ALLY, INC.
filed 2025-08-18
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 18, 2025
Common Stock, $0.001 par value per share	1,727,421

FORM 10-Q

DIGITAL ALLY, INC.

JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$622,820	$454,314
Accounts receivable-trade, less allowance for doubtful accounts of $105,669 – June 30, 2025 and $200,668 – December 31, 2024	961,666	1,301,253
Subscriptions receivable, net of $75,000 allowance – June 30, 2025 and $25,000 – December 31, 2024	3,649,644	3,988,994
Other receivables	2,024	155,851
Inventories, net	2,466,106	2,586,066
Prepaid expenses	1,968,884	1,867,258

Total current assets	9,671,144	10,353,736

Property, plant, and equipment, net	483,930	365,857
Goodwill and other intangible assets, net	9,972,472	10,654,325
Operating lease right of use assets, net	1,744,722	718,509
Subscriptions receivable – long-term	3,895,405	4,889,289
Other assets	195,990	754,857

Total assets	$25,963,663	$27,736,573

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$4,663,886	$11,486,947
Accrued expenses	478,603	1,514,508
Current portion of operating lease obligations	196,644	158,304
Deferred revenue – current	3,345,269	4,215,401
Notes payable – related party – current portion	249,600	2,840,000
Debt obligations – current	603,476	4,961,443
Warrant derivative liabilities	1,955	4,554,640
Income taxes payable	12,205	—

Total current liabilities	9,551,638	29,731,243

Long-term liabilities:
Debt obligations – long term	139,329	141,083
Operating lease obligation – long term	1,344,278	560,205
Deferred revenue – long term	5,529,792	6,317,472
Notes payable – related party – long-term portion	1,246,921	—

Total liabilities	17,811,958	36,750,003

Commitments and contingencies

Stockholders’ Equity (Deficit):

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; none issued or outstanding – June 30, 2025 and December 31, 2024
Common stock, $0.001 par value; 200,000,000 shares authorized; shares issued: 1,727,421 – June 30, 2025 and 3,204 – December 31, 2024	1,727	3
Additional paid in capital	147,083,314	129,697,781
Noncontrolling interest in consolidated subsidiary	(1,138,678)	(1,198,286)
Accumulated deficit	(137,794,658)	(137,512,928)

Total equity (deficit)	8,151,705	(9,013,430)

Total liabilities and equity (deficit)	$25,963,663	$27,736,573

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

JUNE 30, 2025 AND 2024

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenue:
Product	$2,178,960	$2,207,601	$2,937,780	$3,773,447
Service and other	3,453,079	3,408,634	7,169,523	7,372,139

Total revenue	5,632,039	5,616,235	10,107,303	11,145,586

Cost of revenue:
Product	3,901,864	3,419,254	4,577,503	4,986,647
Service and other	2,362,800	1,954,589	4,560,926	4,395,109

Total cost of revenue	6,264,664	5,373,843	9,138,429	9,381,756

Gross profit (loss)	(632,625)	242,392	968,874	1,763,830

Selling, general and administrative expenses:
Research and development expense	183,811	545,776	268,228	1,033,242
Selling, advertising and promotional expense	283,137	728,906	391,178	1,487,762
General and administrative expense	2,995,500	2,881,931	5,379,221	6,796,019

Total selling, general and administrative expenses	3,462,448	4,156,613	6,038,627	9,317,023

Operating loss	(4,095,073)	(3,914,221)	(5,069,753)	(7,553,193)

Other income (expense):
Interest income	45,946	29,933	77,921	49,289
Interest expense	(77,280)	(1,085,063)	(869,553)	(1,733,690)
Other income (expense)	18,767	30,445	35,467	58,046
Loss on extinguishment of debt – related party	(1,249,372)	—	—	—
Loss on extinguishment of debt	—	(68,827)	—	(68,827)
Change in fair value of warrant derivative liabilities	857,189	(2,818)	3,373,080	(351,710)
Gain on extinguishment of liabilities	10,619	—	2,230,716	682,345
Gain on sale of intangibles	—	—	—	5,582
Gain (loss) on sale of property, plant and equipment	—	—	—	(41,661)

Total other income (expense)	(394,131)	(1,096,330)	4,847,631	(1,400,626)

Loss before income tax benefit	(4,489,204)	(5,010,551)	(222,122)	(8,953,819)
Income tax benefit	—	—	—	—

Net loss	(4,489,204)	(5,010,551)	(222,122)	(8,953,819)

Net (income) attributable to noncontrolling interests of consolidated subsidiary	(55,997)	(73,310)	(59,608)	(61,063)

Net loss attributable to common stockholders	$(4,545,201)	$(5,083,861)	$(281,730)	$(9,014,882)

Net loss per share information:
Basic	$(3.21)	$(3,479.71)	$(0.54)	$(6,234.36)
Diluted	$(3.21)	$(3,479.71)	$(0.54)	$(6,234.36)

Weighted average shares outstanding:
Basic	1,025,849	1,461	523,012	1,446
Diluted	1,025,849	1,461	523,012	1,446

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	Deficit	Total

Balance, December 31, 2023	1,690	$2	$128,443,882	$673,292	$(117,668,781)	$11,448,395

Stock-based compensation	—	—	40,695	—	—	40,695
Restricted common stock grant	40	1	(1)	—	—	—
Restricted common stock forfeitures	(1)	(1)	1	—	—	—

Net loss	—	—	—	(12,248)	(3,931,020)	(3,943,268)

Balance, March 31, 2024	1,729	2	128,484,577	661,044	(121,599,801)	7,545,822

Stock-based compensation	—	—	60,772	—	—	60,772
Issuance of common stock	311	1	2,529,448	—	—	2,529,449
Issuance of warrants	—	—	(2,075,300)	—	—	(2,075,300)
Net Income (loss)	—	—	—	73,310	(5,083,861)	(5,010,551)

Balance, June 30, 2024	2,040	$3	$128,999,496	$734,354	$(126,683,662)	$3,050,191

Balance, December 31, 2024	3,204	$3	$129,697,781	$(1,198,286)	$(137,512,928)	$(9,013,430)

Stock-based compensation	—	—	13,824	—	—	13,824
Sale of common stock and pre-funded warrants, net of offering costs	3,925	4	14,308,296	—	—	14,308,300
Issuance of common stock upon exercise of pre-funded warrants	49,075	49	(49)	—	—	—
Fair value of pre-funded warrants issued along with sale of common stock	—	—	(1,803)	—	—	(1,803)
Transition of warrant derivative liability to equity upon exercise of pre-funded warrants	—	—	1,803	—	—	1,803
Issuance of common stock upon exercise of June 2024 Series B common stock purchase warrants	1,897	2	3,791	—	—	3,793
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	1,989,806	—	—	1,989,806

Net income	—	—	—	3,611	4,263,471	4,267,082

Balance, March 31, 2025	58,101	58	146,013,449	(1,194,675)	(133,249,457)	11,569,375

Stock-based compensation	—	—	9,741	—	—	9,741
Fair value of Series A warrants issued along with sale of common stock	—	—	(1,340,214)	—	—	(1,340,214)
Fair value of Series B warrants issued along with sale of common stock	—	—	(5,406,408)	—	—	(5,406,408)
Issuance of common stock upon exercise of February 2025 Series B common stock purchase warrants	1,669,320	1,669	(1,669)	—	—	—
Transition of warrant derivative liability to equity upon exercise of Series B warrants issued along with February 2025 sale of common stock	—	—	5,406,320	—	—	5,406,320
Transition of warrant derivative liability to equity of Series A warrants issued along with February 2025 sale of common stock	—	—	530,101	—	—	530,101
Deemed capital contribution related to modification of notes payable - related party	—	—	1,871,994	—	—	1,871,994

Net loss	—	—	—	55,997	(4,545,201)	(4,489,204)

Balance, June 30, 2025	1,727,421	$1,727	$147,083,314	$(1,138,678)	$(137,794,658)	$8,151,705

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows from Operating Activities:
Net loss	$(222,122)	$(8,953,819)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	876,821	1,079,000
Provision for doubtful accounts receivable	(94,999)	38,724
Provision for doubtful subscriptions receivable	50,000	20,000
Provision for inventory obsolescence	(507,961)	(407,460)
Stock based compensation	23,565	101,467
Non-cash interest expense	685,158	1,255,168
Gain on extinguishment of liabilities	(2,230,716)	(682,345)
Change in fair value of warrant derivative liability	(3,373,080)	351,710
Loss on extinguishment of debt	—	68,827
Loss on disposal of intangible assets	—	(5,582)
Loss on sale of property, plant and equipment	—	41,661
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	434,586	(284,767)
Subscriptions receivable	1,283,234	(458,199)
Other receivables	153,827
Inventories	627,921	2,075,608
Prepaid expenses	(101,626)	(235,109)
Operating lease right of use assets	(1,026,213)	110,099
Other assets	558,867	698,456
Increase (decrease) in:
Accounts payable	(4,592,345)	2,307,612
Accrued expenses	(543,728)	(128,075)
Accrued interest - related party	177,899	188,750
Income taxes payable	12,205	(61)
Operating lease obligations	822,413	(117,428)
Deferred revenue	(1,657,812)	(472,994)

Net cash used in operating activities	(8,644,106)	(3,408,757)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(220,151)	(24,882)
Additions to intangible assets	(92,890)	(65,361)
Proceeds from sale of intangible assets	—	90,535
Cash paid for acquisition of Country Stampede	—	(514,432)
Proceeds from sale of land and building	—	550,644

Net cash provided by (used in) investing activities	(313,041)	36,504

Cash Flows from Financing Activities:

Net proceeds of February 2025 public equity offering with detachable warrants	14,308,300	—
Net proceeds of June 2024 private placement equity offering with detachable warrants	—	2,194,742
Net proceeds of unsecured promissory note – entertainment segment	600,000	—
Payments on Senior Secured Promissory Notes – Video Solutions Segment	(3,600,000)	—
Payments of related party note payable	(162,000)	—
Principal payments on EIDL loan	(1,690)	(1,628)
Proceeds – Commercial Extension of Credit – Entertainment Segment	—	575,000
Payments on Commercial Extension of Credit – Entertainment Segment	(100,000)	(162,928)
Proceeds – Merchant Advances – Video Solutions Segment	—	1,144,000
Payments on Merchant Advances – Video Solutions Segment	(1,922,750)	(51,899)
Proceeds from issuance of common shares upon exercise of Series B warrants	3,793	—
Proceeds – Merchant Advances – Entertainment Segment	—	915,000
Payments on Merchant Advances – Entertainment Segment	—	(1,215,000)
Principal payment on contingent consideration promissory notes	—	(188,470)

Net cash provided by financing activities	9,125,653	3,208,817

Net increase in cash, cash equivalents and restricted cash	168,506	(163,436)

Cash, cash equivalents and restricted cash, beginning of period	454,314	778,149

Cash, cash equivalents, and restricted cash, end of period	$622,820	$614,713

Supplemental disclosures of cash flow information:

Cash payments for interest	$26,896	$293,441

Cash payments for income taxes	$5,198	$8,097

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$—	$80

Restricted common stock forfeitures	$—	$1

Commercial extension of credit repaid through accrued revenue – Entertainment segment	$—	$487,500

ROU and lease liability recorded on extension (termination) of lease	$—	$(73,894)

Assets acquired in business acquisitions	$—	$605,000

Goodwill acquired in business acquisitions	$—	$225,959

Liabilities assumed in business acquisitions	$—	$288,000

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$—	$549,356

Deemed capital contribution related to modification of notes payable - related party	$1,871,994	$—

Fair value of warrants issued with sale of shares	$6,748,425	$2,075,300

Transition of warrant derivative liability to equity upon exercise of warrants	$7,928,030	$—

Issuance of common stock upon exercise of pre-funded warrants	$49	—

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

The Company formed Digital Ally International, Inc. during August 2009 to facilitate the export sales of its products. The Company formed Nobility Healthcare, LLC (“Nobility Healthcare”) in June 2021 to facilitate the operations of its revenue cycle management solutions and back-office services for healthcare organizations. The Company formed TicketSmarter, Inc. upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global ticketing operations. The Company formed Kustom Entertainment, Inc. and Kustom 440, Inc. in 2022 to create unique entertainment experiences directly for consumers.

The business of the Registrant, Digital Ally, Inc. (with its wholly-owned subsidiaries, Digital Ally International, Inc., Digital Ally Healthcare, LLC (“Digital Ally Healthcare”), TicketSmarter, Inc. (“TicketSmarter”), Kustom 440, Inc. (“Kustom 440”), Kustom Entertainment, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC, collectively, “Digital Ally,” “Digital,” and the “Company”), is divided into three reportable operating segments: 1) the Video Solutions Segment, 2) the Revenue Cycle Management Segment and 3) the Entertainment Segment. The Video Solutions Segment is our legacy business that produces digital video imaging, storage products, security and commercial applications. This segment includes both service and product revenues through our subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Revenue Cycle Management Segment provides working capital and back-office services to a variety of healthcare organizations throughout the country, as a monthly service fee. Our entertainment sector generates product revenue through our production of live events and concerts including our annual Country Stampede music festival. The Entertainment Segment also acts as an intermediary between ticket buyers and sellers within our secondary ticketing platform, Ticketsmarter.com, and we also acquire tickets from primary sellers to then sell through various platforms. The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in financial statements. Such required segment information is included in Note 17.

Reverse Stock Splits

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

On May 22, 2025, the Company, acting pursuant to authority received at a special meeting of its stockholders on May 6, 2025, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “May 22, 2025 Charter Amendment”) to its articles of incorporation, as amended, to effect a one (1)-for-one hundred (100) share reverse split (the “May 22, 2025 Reverse Stock Split”) of all of the Company’s outstanding shares of Common Stock, par value $0.001 per share. Pursuant to the May 22, 2025 Charter Amendment, the Reverse Stock Split became effective at 5:30 p.m. Eastern Time on May 22, 2025. As a result of the May 22, 2025 Reverse Stock Split, every one hundred (100) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock will begin trading on a split-adjusted basis on Nasdaq effective with the open of the market on Friday, May 23, 2025. The May 22, 2025 Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the May 22, 2025 Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The May 22, 2025 Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the May 22, 2025 Reverse Stock Split. All historical share and per-share amounts reflected throughout the Company’s condensed consolidated financial statements and other financial information in this Report have been adjusted to reflect the May 22, 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Company’s Common Stock was not affected by the May 22, 2025 Reverse Stock Split.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

The balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024.

Basis of Consolidation:

The accompanying condensed consolidated financial statements include the consolidated accounts of Digital Ally, its wholly-owned subsidiaries, Digital Ally International, Inc., Digital Ally Healthcare, LLC, TicketSmarter, Inc., Kustom Entertainment, Inc., Kustom 440, Inc., and its majority-owned subsidiary Nobility Healthcare, LLC. All intercompany balances and transactions have been eliminated during consolidation.

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

Video Solutions

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company has concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refunds or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are generally less than one year for product sales (although some subscriptions for services may reach out 3-5 years), it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price, as specified on the purchase order, is considered the stand-alone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e. when the Company’s performance obligations is satisfied), which typically occurs at shipment. Further in determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with risks and rewards of ownership having transferred to the customer. Customers do not have a right to return the product other than for warranty reasons for which they would only receive repair services or replacement products. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

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

The Company’s multiple performance obligations may include future body-worn camera devices to be delivered at defined points within a multi-year contract, and in those arrangements, the Company allocates total arrangement consideration over the life of the multi-year contract to future deliverables using management’s best estimate of selling price.

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

Other

Deferred revenue includes payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Condensed Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the six months ended June 30, 2025, the Company recognized revenue of $3,406,003 related to its deferred revenue. Total deferred revenue consists of the following:

	June 30, 2025
	December 31, 2024	Additions/ Reclass	Recognized Revenue	June 30, 2025
Deferred revenue, current	$4,215,401	$1,046,605	$1,916,737	$3,345,269
Deferred revenue, non-current	6,317,472	701,586	1,489,266	5,529,792

	$10,532,873	$1,748,191	$3,406,003	$8,875,061

	December 31, 2024
	December 31, 2023	Additions/ Reclass	Recognized Revenue	December 31, 2024
Deferred revenue, current	$2,937,168	$2,799,956	$1,521,723	$4,215,401
Deferred revenue, non-current	7,340,459	1,814,351	2,837,338	6,317,472

	$10,277,627	$4,614,307	$4,359,061	$10,532,873

Sales returns and allowances aggregated $289,195 for the six months ended June 30, 2025. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At June 30, 2025 and December 31, 2024, the uninsured balance amounted to $-0-.

Restricted Cash:

Restricted cash of $-0- and $97,600 was included in other assets as of June 30, 2025 and 2024, respectively. Restricted cash consists of bank deposits that collateralize a debt obligation. Such debt obligation was paid off as of December 31, 2024.

The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$622,820	$517,113
Long-term restricted cash included in other assets	—	97,600
Total cash, cash equivalents and restricted cash in the statements of cash flows	$622,820	$614,713

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of an interim date of September 30, 2024 and concluded that there was an impairment which was recorded during the year ended December 31, 2024. After completing our 2023 annual impairment test, no events or changes in circumstances were noted that required an interim goodwill impairment test until the fiscal third quarter of 2024, when events occurred that we considered triggering events.

During the third fiscal quarter of 2024, management determined that triggering events had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of September 30, 2024. Refer to Note 4. Goodwill and Other Intangible Assets for additional details on the interim impairment test, valuation methodologies, and inputs used in the fair value measurements. The Company also assessed potential impairments of its long-lived assets as of December 31, 2024 and concluded that there was no additional impairment as compared to its September 30, 2024 interim assessment. After completing our annual impairment test as of December 31, 2024, no events or changes in circumstances were noted that triggered the requirement for an interim goodwill impairment test for the fiscal first and second quarters of 2025.

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

ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this ASU to the Company’s condensed consolidated financial statements, however the Company does not anticipate this guidance having a material impact to the condensed consolidated financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

Going Concern Matters and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in the years ended December 31, 2024 and year to date June 30, 2025 primarily due to reduced gross margins caused by a combination of competitors’ introduction of newer products with more advanced features together with significant price cutting of their products and the recent acquisitions with much smaller margins than the video solutions segment, historically. The Company incurred operating losses of approximately $15.2 million for the year ended December 31, 2024 and $5.1 million during the six months ended June 30, 2025 and it had an accumulated deficit of $137.8 million as of June 30, 2025. These matters raise substantial doubt about Company’s ability to continue as a going concern.

In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised approximately $14.3 million during the six months ended June 30, 2025 and $4.9 million in the year ended December 31, 2024 through a private placement transaction and two underwritten public offerings. During February 2025, the Company raised net proceeds of approximately $14.3 million through an underwritten public offering which has provided adequate levels of liquidity for the Company to execute its business plans. These equity raises were utilized to fund the repayment of debt obligations, payment of accounts payable and its operations. Management expects this pattern to continue until it achieves positive cash flow from operations on a consistent basis, although it can offer no assurance in this regard.

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

During the six months ended June 30, 2025 the Company completed a program to reduce costs and expenditures and raised its short and long-term liquidity position through the completion of the February 2025 public equity offering. In that regard, the Company has significantly cut costs in its entertainment segment through the removal of several large partnerships and sponsorships. These partnerships and sponsorships did not yield the results management expected; thus, it is not expected that these costs will significantly hinder total revenues in 2025 and beyond. In addition, the Company has significantly cut costs in its video segment through the reduction in headcount and relocating to smaller and less costly facilities after completing the sale of its warehouse/office building.

The Company has increased its deferred revenue to nearly $8.9 million as of June 30, 2025, which results in recurring revenue during the period of 2025 to 2028. The Company believes that its quality control and cost-cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

As a result of the Company’s implementation of cost-cutting measures and liquidity generated by the recent public equity offerings, the Company has significantly improved its financial position. During the six months ended June 30, 2025, the Company incurred a net loss of $222,122, improved its working capital position to a positive balance of $119,506 and improved its stockholders’ equity to a positive balance of $8,151,705. These represent improvements from the negative working capital position of $19,377,507 and stockholders’ deficit balance of $9,013,430 reported at December 31, 2024.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Raw material and component parts– video solutions segment	$2,641,465	$2,589,804
Work-in-process– video solutions segment	61,831	4,906
Finished goods – video solutions segment	1,125,339	1,655,317
Finished goods – entertainment segment	299,165	505,694
Subtotal	4,127,800	4,755,721
Reserve for excess and obsolete inventory– video solutions segment	(1,559,160)	(2,037,252)
Reserve for excess and obsolete inventory – entertainment segment	(102,534)	(132,403)
Total inventories	$2,466,106	$2,586,066

NOTE 3. PREPAID EXPENSES

Prepaid expenses were the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Prepaid inventory	$1,206,457	$1,158,867
Prepaid advertising	435,994	334,882
Prepaid commissions	125,997	131,992
Other	200,436	241,517

Total prepaid expenses	$1,968,884	$1,867,258

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$224,851	$156,283	$—	$68,568
Sponsorship agreement network (entertainment segment)	5,600,000	4,293,333	—	1,306,667
SEO content (entertainment segment)	600,000	575,000	—	25,000
Personal seat licenses (entertainment segment)	117,339	14,993	—	102,346
Website enhancements (entertainment segment)	35,900	15,816	—	20,084
Client agreements (revenue cycle management segments)	999,034	376,623	—	622,411

	7,577,124	5,432,048	—	2,145,076

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000
Patents and trademarks pending (video solutions segment)	163,923	—	—	163,923

Total	$20,234,520	$5,432,048	$4,830,000	$9,972,472

	December 31, 2024
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$483,521	$377,459	$—	$106,062
Sponsorship agreement network (entertainment segment)	5,600,000	3,733,333	—	1,866,667
SEO content (entertainment segment)	600,000	500,000	—	100,000
Personal seat licenses (entertainment segment)	117,339	13,037	—	104,302
Software	23,653	—	—	23,653
Website enhancements (entertainment segment)	35,900	9,833	—	26,067
Client agreements (revenue cycle management segments)	999,034	326,671	—	672,363
	7,859,447	4,960,333	—	2,899,114

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000
Patents and trademarks pending (video solutions segment)	91,738	—	—	91,738

Total	$20,444,658	$4,960,333	$4,830,000	$10,654,325

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Amortization for the three months ended June 30, 2025 and 2024 was $409,550 and $346,889, respectively, and $774,743 and $735,167 for the six months ended June 30, 2025 and 2024, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2025 (July 1, 2025 to December 31, 2025)	$673,956
2026	899,950
2027	105,949
2028	103,815
2029	103,814
2030 and thereafter	257,592

$2,145,076

Annual impairment test

We performed an annual impairment test as of December 31, 2024 for each of our reporting units with remaining goodwill. Subsequent to completing our annual impairment test as of December 31, 2024, no events or changes in circumstances were noted that triggered the requirement for an interim goodwill impairment test for the fiscal first and second quarters of 2025.

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

We held goodwill of $5,480,966 as of September 30, 2024, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 as of September 30, 2024, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment was $1,158,966 and within the entertainment segment was $5,805,507, as of June 30, 2025 and December 31, 2024.

Indefinite-lived intangible assets

We held indefinite-lived trade names/trademarks of $699,000 as of June 30, 2025 and December 31, 2024, respectively, related to businesses within our entertainment segment.

As a result of our interim impairment test as of the last day of the fiscal third quarter of 2024 management concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the year ended December 31, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue and operating performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of June 30, 2025 and December 31, 2024.

NOTE 5. DEBT OBLIGATIONS

Debt obligations are comprised of the following:

	June 30, 2025	December 31, 2024
Economic injury disaster loan (EIDL)	$142,805	$144,495
Unsecured Promissory note – Entertainment Segment	600,000	—
Commercial Extension of Credit- Entertainment Segment	—	100,000
Merchant Advances – Video Solutions Segment	—	1,922,750
Senior Secured Promissory Notes	—	3,600,000
Unamortized debt issuance costs	—	(664,719)
Debt obligations	742,805	5,102,526
Less: current maturities of debt obligations	603,476	4,961,443

Debt obligations, long-term	$139,329	$141,083

Debt obligations mature on an annual basis as follows as of June 30, 2025:

June 30, 2025
2025 (July 1, 2025 to December 31, 2025)	$603,476
2026	3,542
2027	3,676
2028	3,817
2029 and thereafter	128,294

Total	$742,805

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

Unsecured Promissory Note

On February 1, 2025, the Company’s Entertainment Segment entered into a $600,000 unsecured promissory note with a third party. The promissory note bears an interest rate of 10.0% per annum, compounded monthly. Payments of principal and interest were originally due on May 5, 2025, however the parties agreed to extend the term for payments of principal and interest to begin July 1, 2025.

2024 Commercial Extension of Credit

On January 22, 2024, the Company’s Entertainment segment entered an extension of credit in the form of a loan to use in marketing and operating its business in accordance with the Ticket Solution Agreement. The Lender, Ticket Evolution, Inc., agreed to extend, subject to the conditions hereof, and Borrower agreed to take, an advance for a sum of $75,000 with monthly advances of $100,000.

The advances made are recoupable from client service fees with no more than $25,000 being recouped in any one week. The Company paid the remaining balance in full during the six months ended June 30, 2025. The outstanding balance as of June 30, 2025 and December 31, 2024 was $-0- and $100,000, respectively.

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

As of December 31, 2024 the outstanding principal balance was $1,922,750 which was paid in full during the six months ended June 30, 2025. The remaining balance is $-0- as of June 30, 2025.

Securities Purchase Agreement and Senior Secured Promissory Notes

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to such Purchasers, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000 (the “Notes”), and (ii) 404 shares (the “Commitment Shares”) of the Company’s Common Stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024 (the “Closing Date”).

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

The Company paid the senior secured promissory notes off in full on February 13, 2025 with funds generated by the February 2025 public equity offering (See Note 12). Following is an analysis of the senior secured promissory notes balance:

Amount

Balance, as of December 31, 2023	$—

Issuance of senior secured promissory notes, at par	3,600,000

Discount recognized at issuance date	(1,470,205)

Amortization of discount	805,486

Balance, as of December 31, 2024	2,935,281

Amortization of discount	664,719

Principal payment	(3,600,000)

Balance, as of June 30, 2025	$—

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,955	$1,955

	$—	$—	$1,955	$1,955

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$4,554,640	$4,554,640

	$—	$—	$4,554,640	$4,554,640

The following table represents the change in Level 3 tier value measurements for the six months ended June 30, 2025:

Warrant Derivative Liabilities

Balance, December 31, 2024	$4,554,640

Issuance of pre-funded warrant derivative liabilities in February 2025 public equity offering	1,803

Issuance/Activation of Series A Warrants issued in connection with the February 2025 public equity offering	1,340,214

Issuance/Activation of Series B Warrants issued in connection with the February 2025 public equity offering	5,406,408

Transition of warrant derivative liability to equity due to exercise of pre-funded warrant derivative liabilities in February 2025 public equity offering	(1,803)

Transition of warrant derivative liability to equity due to exercise of Series B common stock purchase warrants issued in June 2024 Private Placement	(1,989,806)

Transition of warrant derivative liability to equity due to exercise of Series B common stock purchase warrants issued in February 2025 Public Equity Offering	(5,406,320)

Transition of warrant derivative liability to equity due to elimination of net cash settlement provisions relative to the Series A common stock purchase warrants issued in February 2025 Public Equity Offering	(530,101)

Change in fair value of warrant derivative liabilities	(3,373,080)

Balance, June 30, 2025	$1,955

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Accrued warranty expense	$11,612	$11,615
Accrued payroll and related fringes	199,319	428,380
Accrued sales returns and allowances	93,170	93,170
Accrued sales taxes	89,423	104,404
Accrued interest - related party	—	492,177
Accrued board of directors’ fees	80,000	197,000
Customer deposits	1,200	165,779
Other	3,879	21,983
	$478,603	$1,514,508

NOTE 8. INCOME TAXES

The effective tax rate for the three and six months ended June 30, 2025, and 2024 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2025, primarily because of the recent operating losses.

The Company incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at June 30, 2025. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to fully reserve its deferred tax assets at June 30, 2025. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of June 30, 2025, the Company had the following estimated Federal net operating loss carry-forwards available to offset future taxable income:

Amount
Tax years generated:
2017 and before	$49,459,000
2018 and after	106,560,000

Federal net operating loss carry-forwards available	$156,019,000

Such tax net operating loss carry-forwards expire between 2025 and 2043 relative to Federal net operating loss carry-forwards generated in tax years 2017 and prior. Federal net operating loss carry-forwards generated in tax years 2018 and after cannot be carried back to prior years and have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 further provides for an annual limitation on usage equivalent to 80% of taxable income. In addition, the Company had research and development tax credit carry-forwards totaling $1,742,000 available as of June 30, 2025, which expire between 2025 and 2040.

The Company’s 2022 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Litigation.

From time to time, we are notified that we may be a party to a lawsuit or that a claim is being made against us. It is our policy not to disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on us. After carefully assessing the claim, and assuming we determine that we are not at fault or we disagree with the damage or relief demanded, we vigorously defend any lawsuit filed against us. We record a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, we determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. We reevaluate and update accruals as matters progress over time.

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

As of June 30, 2025 and December 31, 2024, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case (when taking into account, among other things, the uncertainty of recovering the judgment amount owed to the Company by Culp McAuley, Brandon Culp and Campbell McAuley, jointly and severally), our estimate of the aggregate reasonably possible loss could be the entire balance of the judgment. The Company has recorded an additional loss of $1,959,396 on this matter as of December 31, 2024 which together with the previously recorded losses in prior years, reduces the Company’s net exposure to zero at June 30, 2025 and December 31, 2024. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

Notices of Failure to Satisfy a Continued Listing Rule

Minimum Bid Price Requirement – On December 20, 2024, the Company received a written notification from The Nasdaq Stock Market LLC indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”), as the Company’s closing bid price for its Common Stock was below $1.00 per share for the prior thirty (30) consecutive business days. The Company has been granted a 180-calendar day compliance period, or until June 18, 2025, to regain compliance with the Minimum Bid Price Requirement. If the Company is not in compliance by June 18, 2025, the Company may be afforded a second 180-calendar day compliance period. If the Company does not regain compliance within such compliance period, including any granted extensions, its Common Stock may be subject to delisting, which delisting may be appealed to a Nasdaq hearings panel.

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

The Company timely requested a hearing before the Panel to appeal the March 6 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low-Priced Stocks Rule and the Stockholders’ Equity Requirement, which hearing date has not been set as of the date of this Form 10-K. While the appeal process is pending, the suspension of trading of the Company’s Common Stock, will be stayed and the Common Stock will continue to trade on the Nasdaq Capital Market until the hearing process concludes, and the Panel issues a written decision. The Company held its hearing with the Panel as scheduled on April 17, 2025.

On May 1, 2025, the Panel rendered its decision which granted the Company’s request for continued listing on the Nasdaq Exchange. Such decision is subject to the following conditions:

●	On or before May 2, 2025, the Company shall file Form 10-K for 2024 in compliance with Listing Rule 5250(c)(1).

●	On or before May 20, 2025, the Company must file a public disclosure describing any transactions undertaken by the Company to increase its equity and provide an indication of its equity following those transactions.

●	In addition, on or before May 20, 2025, the Company must provide the Panel with an update on its fundraising plans, and updated income projections for the next 12 months, with all underlying assumptions clearly stated.

●	On or before June 6, 2025, the Company shall demonstrate compliance with the Minimum Bid Price Requirement.

●	If, prior to September 2, 2025, the Company becomes non-compliant with any Listing Rule, the Company will be delisted.

The Company continues to work diligently to regain and maintain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement as promptly as possible. In that regard, management believes that it has achieved compliance with the Stockholders’ Equity Requirement as reported in the accompanying Statement of Stockholders’ Equity (Deficit) as of June 30, 2025. Furthermore, management believes that it has achieved compliance with the Minimum Bid Price Requirement prior to June 6, 2025, as required by the Panel. Management believes that it has met all other requirements as requested by the Panel. There are no assurances however, that the Company will be able to meet and maintain all such conditions required by the Panel.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $23,565 and $101,467 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of Common Stock that are issuable under its Plans with the SEC. A total of 69 shares remained available for awards under the various Plans as of June 30, 2024.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the six months ended June 30, 2025 and 2024 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	26	$102,907.69
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2025	26	$102,907.69
Exercisable at June 30, 2025	26	$102,907.69

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	27	$91,100.00
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2024	27	$91,100.00
Exercisable at June 30, 2024	27	$91,100.00

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended June 30, 2025 and 2024.

At June 30, 2025 and December 31, 2024, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of June 30, 2025:

	Outstanding options		Exercisable options
Exercise price range	Number of options	Weighted average remaining contractual life	Number of options	Weighted average remaining contractual life

$0.01 to $39.999	1	6.6 years	1	6.6 years
$40,000 to $69,999	7	6.0 years	7	6.0 years
$70,000 to $99,999	10	4.3 years	10	4.3 years
$100,000 to $129,999	7	3.1 years	7	3.1 years
$130,000 to $159,999	1	0.9 years	1	0.9 years

Total	26	4.4 years	26	4.4 years

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over one to four years corresponding to the anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholder’s rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the six months ended June 30, 2025 and 2024 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2025	25	$10,960.00
Granted	—	—
Vested	(17)	(7,060.00)
Forfeited	—	—
Nonvested balance, June 30, 2025	8	$18,720.00

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2024	27	$22,540.00
Granted	40	4,240.00
Vested	(15)	(20,120.00)
Forfeited	(1)	(44,400.00)
Nonvested balance, June 30, 2024	51	$8,680.00

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of June 30, 2025, there was $34,969 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next thirty-one months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2025 (July 1, 2025 to December 31, 2025)	1
2026	3
2027	2
2028	2
2029	—

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The following table summarizes information about shares issuable under warrants outstanding during the six months ended June 30, 2025 and 2024:

	Warrants	Weighted average exercise price
Balance, January 1, 2025	5,448	$1,900.00
Issuance February 2025 – Prefunded Warrants	49,075	0.001
Issuance/activation of February 2025 – Series A Warrants	347,796	62.00
Issuance/activation of February 2025 – Series B Warrants	1,669,357	—
Exercise February 2025 – Prefunded Warrants	(49,075)	0.001
Exercised June 2024 - Series B warrants	(1,897)	0.001
Exercised February 2025 – Series B Warrants	(1,669,320)	—
Terminated/Cancelled	—	—
Balance, June 30, 2025	351,384	$400.56

	Warrants	Weighted average exercise price
Balance, January 1, 2024	563	$13,000.00
Issued	884	5,020.00
Exercised	—	—
Terminated/Cancelled	—	—
Balance, June 30, 2024	1,447	$8,120.00

The total intrinsic value of all outstanding warrants aggregated $88 and $2,128,320 as of June 30, 2025 and December 31, 2024, respectively and the weighted average remaining term was 45.6 and 42.6 months as of June 30, 2025 and 2024, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of Common Stock as of June 30, 2025:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$—	37	2.4 years
$62.00	347,796	4.9 years
$1,004.00	2,989	4.0 years
$11,000,00	188	2.8 years
$13,000.00	188	2.8 years
$15,000.00	186	2.8 years

	351,384	3.8 years

2025 Purchase Warrants

On February 13, 2025, the Company issued pre-funded units, each consisting of one-prefunded warrant (to purchase a total of 49,075 shares of Common Stock), one Series A warrant and one Series B warrant along with the sale of units, each consisting of one share of Common Stock, one Series A warrant and one Series B warrant. The Series A and Series B warrants were exercisable only upon receipt of stockholder approval to approve each of (i) certain terms in the Series A warrants and Series B warrants and the issuance of the shares of Common Stock issuable upon the exercise of such warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC and (ii) if necessary, a proposal to amend the Company’s Articles of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of Common Stock issuable upon the exercise of the Series A warrants and Series B warrants. The Series A Warrants were exercisable commencing upon the date of public notice of the Stockholder Approval (the “Warrant Stockholder Approval Date”) until five years after the Warrant Stockholder Approval Date, and the Series B Warrants were exercisable commencing upon the Warrant Stockholder Approval Date until two and one-half years after the Warrant Stockholder Approval Date. Both the Series A and Series B warrants contain reset provisions that are activated upon the date Stockholder Approval is obtained. The Company’s Shareholders approved the issuance of the Series A and B warrants at a Special Meeting of Shareholders on May 6, 2025 which serves as the Warrant Stockholder Approval Date. The Series A and B warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat the Series A and B warrants as derivative liabilities until such time as the circumstances which allow for settlement outside the control of the Company are terminated or no longer applicable. Warrant derivative liabilities treatment of the Series A and B warrants to be valued at their estimated fair value at their issuance/activation date and at each reporting date with any subsequent changes reported in the condensed consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the condensed consolidated statement of operations.

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

Pre funded warrants issuance date – February 13, 2025 assumptions
Volatility – range	110.1%
Risk-free rate	4.27%
Dividend	—%
Remaining contractual term	0.03 years
Exercise price	$0.001
Common stock issuable under the warrants	49,075

During the six months ended June 30, 2025, the pre-funded warrants to purchase 49,075 shares of Common Stock were fully exercised. In conjunction with the exercise of the pre-funded warrants, the Company transitioned the related warrant derivative liability totaling $1,803 to equity as of their exercise date. The warrant derivative liability related to the pre-funded warrants was $-0- as of June 30, 2025.

The Series A warrants were issued/activated on Warrant Shareholder Approval Date of May 6, 2025 and their total fair value was estimated to be $1,340,214 at the time of their issuance/activation. The following are the assumptions used in calculating the estimated fair value of the Series A warrants to purchase Common Stock which were effective and exercisable upon the Warrant Shareholder Approval Date of May 6, 2025:

Series A warrants issuance/activation date – May 6, 2025 assumptions
Volatility – range	158.07%
Risk-free rate	3.87%
Dividend	—%
Remaining contractual term	5.0 years
Exercise price	$62.00
Common stock issuable under the warrants	347,796

On June 27, 2025, the circumstances under which the Series A warrant terms allow for settlement outside the control of the Company were terminated and no longer applicable. Therefore, the Company determined the fair value of the warrant liability as of that date ($530,101) and transitioned that value to equity as the Series A warrants were no longer treated as warrant derivative liabilities. In conjunction with change in warrant liability treatment of the Series A warrant on June 27, 2025, the Company transitioned the related warrant derivative liability totaling $530,101 to equity. The following are the assumptions used in calculating the estimated fair value of the Series A warrants to purchase Common Stock as of transition date of June 27, 2025:

Series A warrants transition date – June 27, 2025 assumptions
Volatility – range	154.71%
Risk-free rate	3.79%
Dividend	—%
Remaining contractual term	4.86 years
Exercise price	$62.00
Common stock issuable under the warrants	347,796

The Series B warrants were issued/activated on Warrant Shareholder Approval Date of May 6, 2025 which based on the reset provisions a total of 1,669,357 Series B were issued at a zero exercise price and their total fair value was estimated to be $5,406,408. The Series B Warrants contain a zero-exercise price option at the holder’s election.  Under the zero-exercise price option, a holder of the Series B Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series B Warrant and (y) three (3.0). As a result of this feature, we did not receive nor did we expect to receive any cash proceeds from the exercise of the Series B Warrants because it is highly unlikely that a Series B Warrant holder would elect to pay an exercise price in cash to receive one share of common stock when they could elect the alternate cashless exercise option and pay no exercise price to receive more shares of common stock than they would receive if they did pay an exercise price.  The following are the assumptions used in calculating the estimated fair value of the Series B warrants to purchase Common Stock which were effective and exercisable upon the Warrant Shareholder Approval Date of May 6, 2025:

Series B warrants issuance/activation date – May 6, 2025 assumptions
Volatility – range	195.04%
Risk-free rate	3.87%
Dividend	—%
Remaining contractual term	2.5 years
Exercise price	$0.00
Common stock issuable under the warrants	1,669,357

Of the 1,669,357 total Series B warrants issued on May 6, 2025 a total of 1,669,320 warrants valued at $5,406,320 were immediately exercised by their holders and transitioned to equity during the three and six months ended June 30, 2025. There remain 37 Series B warrants issued and outstanding at June 30, 2025 which were valued at $88.

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

The Series B warrants issued in this transaction become issuable and exercisable on the date that relevant stockholder approval is obtained, if ever. Relevant stockholder approval was obtained on December 17, 2024 which activated the Series A and B warrants. Both the Series A and Series B warrants also contain price and warrant reset provisions that were activated upon the date of relevant stockholder approval. The reset provisions increased the number of common shares issuable under the Series A warrant from 59,761 to 298,805 shares and the exercise price per Series A warrant was reduced from $50.20 to $10.04 per share effective December 17, 2024. In addition, the Series B warrants became effective and exercisable upon relevant stockholder approval on December 17, 2024 which resulted in 238,339 common shares issuable under the Series B warrants with an exercise price of $0.001 per share effective December 17, 2024. The Company recognized the full Series B warrant derivative liability value of $2,865,727 as of the date of relevant stockholder approval when it became effective and exercisable of which $454,150 was recorded in equity and $2,411,577 was charged as a loss in the consolidated statement of operations for the year ended December 31, 2024. The following are the assumptions used in calculating the estimated fair value of the detachable Series B warrants to purchase Common Stock which became effective and exercisable upon relevant stockholder approval on December 17, 2024 and on December 31, 2024:

	Series B issuance date - December 17, 2024 assumptions	Series B - December 31, 2024 assumptions
Volatility – range	105.5%	105.7%
Risk-free rate	4.26%	4.38%
Dividend	—%	—%
Remaining contractual term	4.5 years	4.48 years
Exercise price	$0.001	$0.001
Common stock issuable under the warrants	238,339	189,689

During the year ended December 31, 2024, prefunded warrants to purchase 28,650 shares of Common Stock were fully exercised. No pre-funded warrants were exercised during the three months ended June 30, 2025. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $584,955 to equity as of their exercise date in 2024. The warrant derivative liability related to the remaining unexercised Series B warrants was $1,989,806 as of December 31, 2024. The change in fair value of the Series B warrant derivative liability from their issuance date through December 31, 2024 totaled $290,965 which was included as a loss in the condensed consolidated statement of operations for the year ended December 31, 2024.

During the six months ended June 30, 2025, Series B warrants to purchase 1,897 shares of Common Stock were fully exercised. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $1,989,806 to equity as of their exercise date. The warrant derivative liability related to the Series B warrants was $-0- as of June 30, 2025, as they are now fully exercised.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the derivative liability relative to the prefunded warrants and Series A warrants as of their date of issuance and as of December 31, 2024 and June 30, 2025:

	Issuance date assumptions	December 31, 2024 assumptions	June 30, 2025 assumptions
Volatility – range	72.1 - 101.1%	105.7%	154.65%
Risk-free rate	4.25 – 5.46%	4.38%	3.83%
Dividend	—%	—%	—%
Remaining contractual term	0.1-5.0 years	4.5 years	3.9 years
Exercise price	$5,020.00	$1,004.00	1,004.00
Common stock issuable under the warrants	884	2,989	2,989

The Company recognized the fair value of the Series A warrants of $1,998,074 as a warrant derivative liability as of the date of issuance. There have been no Series A warrants exercised through June 30, 2025. The fair value of the warrant derivative liability related to the Series A warrants was $1,853 and $2,408,598 as of June 30, 2025 and December 31, 2024, respectively. The change in fair value of the Series A warrant derivative liability from December 31, 2024 to June 30, 2025 totaled $2,406,745 which was included as a gain in the condensed consolidated statements of operations for the six months ended June 30, 2025.

2023 Purchase Warrants

On April 5, 2023, the Company issued warrants to purchase a total of 562 shares of Common Stock. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the condensed consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the condensed consolidated statement of operations.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of June 30, 2025 and as of December 31, 2024:

	December 31, 2024 assumptions	June 30, 2025 assumptions
Volatility – range	109.5%	154.65%
Risk-free rate	4.38%	3.83%
Dividend	—%	—%
Remaining contractual term	3.3 years	2.8 years
Exercise price	11,000.00 – 15,000.00	11,000.00 – 15,000.00
Common stock issuable under the warrants	562	562

NOTE 12 - STOCKHOLDERS’ EQUITY

February 2025 Public Equity Offering

On February 13, 2025, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Aegis Capital Corp. (the “Underwriter”) for the sale and issuance of (i) 3,925 units at a public offering price per unit of $300.00 with each Unit consisting of one share of Common Stock, one Series A warrant to purchase one share of Common Stock at an exercise price of $375.00 per share and one Series B warrant to purchase one share of Common Stock at an exercise price of $600.00 and (ii) 46,075 pre-funded units at a public offering price of $298.00 per pre-funded unit, with each pre-funded unit consisting of one pre-funded warrant exercisable for one share of Common Stock at an exercise price of $0.001 per share, one Series A warrant and one Series B warrant. The pre-funded warrants were immediately exercisable and may be exercised at any time until all of the pre-funded warrants are exercised in full.

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

The Company granted the Underwriter an option to purchase additional shares of Common Stock and/or Series A and Series B warrants of (i) up to 15.0% of the number of shares of Common Stock sold in the offering, (ii) up to 15.0% of the number of Series A warrants sold in the offering and (iii) up to 15.0% of the number of Series B warrants sold in the offering. The Underwriter may exercise this option in whole or in part at any time within forty-five calendar days after the date of the final prospectus relating to the offering. The Underwriter may exercise the over-allotment option with respect to shares of Common Stock only, Series A and Series B warrants only, or any combination thereof. The purchase price to be paid per additional share of Common Stock will be equal to the public offering price of one Unit (less $0.00001 allocated to each Series A and Series B warrants), as applicable, less the underwriting discount, and the purchase price to be paid per over-allotment Series A and Series B warrants will be $0.00001. On February 14, 2025, the Underwriter exercised its over-allotment option with respect to 3,000 pre-funded warrants/common shares, 7,500 Series A warrants and 7,500 Series B warrants. Settlement occurred on April 17, 2025.

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

2024 Issuance of Restricted Common Stock

In January 2024, the board of directors approved the grant of 27 shares of Common Stock to officers of the Company. Such shares will generally vest over a period of one to five years on their respective anniversary dates in January through January 2028, provided that each grantee remains an officer or employee on such dates. Additionally, the board of directors approved the grant of 13 restricted common shares to certain new employees of the Company. Such shares will generally vest over a period of one to two years on their respective anniversary dates from January through January 2026, provided that each grantee remains an employee of the company on such dates.

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

As part of the Private Placement, the Company issued an aggregate of 60 units and pre-funded units (collectively, the “June Units”) at a purchase price of $5020.00 per unit (less $0.001 per pre-funded unit). Each June Unit consists of (i) one share of Common Stock (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrants”)), (ii) one Series A warrant to purchase one share of Common Stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date and in accordance with the terms therein (the “Series B Warrant”, and together with the Series A Warrant, the “Warrants”).

Securities Purchase Agreement and Senior Secured Promissory Notes

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000, and (ii) 404 shares (the “Commitment Shares”) of the Company’s Common Stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024.

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

Cancellation of Restricted Stock

During the six months ended June 30, 2025 and 2024, the Company cancelled -0- and 1 shares due to termination of employees, respectively.

Exercise of Prefunded Warrants

During the three months ended June 30, 2025, prefunded warrants to purchase 49,075 shares of Common Stock that were issued in conjunction with the February 2025 public equity offering of Common Stock, were fully exercised at an exercise price of $0.001 per share.

During the three months ended June 30, 2025, Series B warrants to purchase 1,897 shares of Common Stock that were issued in conjunction with the June 2024 public equity offering of Common Stock, were fully exercised for total proceeds of $3,793. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $1,989,806 to equity as of their exercise date.

Noncontrolling Interests

The Company has a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of operations as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net (loss) income attributable to noncontrolling interests of consolidated subsidiary of $55,997 and $73,310 for the three months ended June 30, 2025 and 2024, respectively and $59,608 and $61,063 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $42,082 and $245,716 as of June 30, 2025 and December 31, 2024, respectively. Total management fees accrued and payable in accordance with the operating agreement totaled $20,933 and $38,625 as of June 30, 2025 and December 31, 2024, respectively. The company recorded management fee expense of $30,255 and $22,403 for the six months ended June 30, 2025 and 2024, respectively.

Transactions with Related Party of TicketSmarter

On September 22, 2023, a trust, the beneficiaries of which are an officer of TicketSmarter’s and his spouse, made a loan in the amount of $2,325,000 to TicketSmarter to support TicketSmarter’s operations. On October 2, 2023 an additional $375,000 was advanced to Ticketsmarter. The transaction was recorded as a related party note payable (the “TicketSmarter Related Party Note”). The TicketSmarter Related Party Note bears interest of 13.25% per annum with repayment beginning January 2, 2024. As of December 31, 2024 the entire TicketSmarter Related Party note balance totaled $2,700,000, and was classified as current, with an accrued interest balance of $488,711. The use of proceeds of the TicketSmarter Related Party Note was to resolve numerous outstanding payables at a discounted rate, the discount received to resolve such outstanding payables is recognized as a gain on extinguishment of liabilities on the condensed consolidated statement of operations. Additionally, these negotiations relieved TicketSmarter of numerous future obligations following fiscal year 2023.

On August 19, 2024, the parties agreed to amend the note whereby the repayment dates were extended to begin on January 2, 2025 and continue at $54,000 for 50 consecutive weeks plus interest. The parties did not change any other provisions or terms of the note. The amendment was determined to be a modification of the note rather than an extinguishment and reissuance of a new note. Payments totalling $22,000 have been made through June 30, 2025.

On March 20, 2025, the parties agreed to a second modification of the TicketSmarter Related Party Note. The modification eliminated all accrued interest totaling $582,203 as of the date of the second modification, reduced the interest rate from 13.25% per annum to 8% per annum, and extended and reduced the repayment amount from $54,000 per week to $11,000 per week beginning April 1, 2025. The modification was deemed to be an extinguishment of debt resulting in a gain on extinguishment of note payable – related party of $1,249,372 during the three months ended March 31, 2025. At the time of the modification, management considered the officer’s lack Company-wide policy making authority and de-minimis beneficial ownership in the Company to determine that in its estimation the officer did not act in his capacity as an equity holder in the Company when negotiating the March 20, 2025 debt modification.

On June 4, 2025, the parties agreed to a third modification of the TicketSmarter Related Party Note. The modification reduced the outstanding principal amount from $2,678,000 to $2,000,000, eliminated all accrued interest totaling $43,515 as of the date of the third modification, the interest rate remained at 8% per annum, and extended and reduced the repayment amount from $11,000 per week to $9,600 per week beginning January 1, 2026. The modification was deemed to be an extinguishment of debt resulting in a gain on extinguishment of note payable – related party of $622,622 during the three and six months ended June 30, 2025.

At the time of the June 4, 2025 modification, management considered the repetitive nature of the modifications as an indication that the Officer was acting more in his capacity as an equity holder than as a creditor. In addition, management reconsidered the accounting treatment for the March 20, 2025 modification and changed its estimate whereby, the officer was more likely than not acting in his capacity as an equity holder in the Company when negotiating the March 20, 2025 debt modification, as well. As a result, the Company determined to treat the $622,622 gain on the June 4, 2025 modification as a deemed contribution of capital rather than a gain recognized in the condensed consolidated statement of operations. In addition, the Company reconsidered the accounting treatment for the $1,249,372 gain on the March 20, 2025 modification and determined to treat it as a deemed contribution of capital rather than a gain recognized in the condensed consolidated statement of operations. Therefore the $1,249,372 gain on the March 20, 2025 modification was reversed during the quarter ended June 30, 2025 and recorded as a deemed contribution of capital rather than a gain recognized in the condensed consolidated statement of operations.

Company Related Party Note

On August 22, 2024, Digital Ally’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. In addition, on October 24, 2024, Digital Ally’s Chief Executive Officer, made an additional loan in the amount of $40,000 to the Company to support its operations. These transactions were recorded as related party notes payable (the “Company Related Party Notes”). The Company Related Party Notes bear interest at prime rate (8.00% as of June 30, 2025 and December 31, 2024) per annum with repayment due on demand. The Company paid off the Company Related Party Notes in full during the six months ended June 30, 2025. As of December 31, 2024, the entire Company Related Party note of $140,000, is classified as current, with an accrued interest balance of $3,465. The Company Related Party Notes balance is $-0- and $140,000 and an accrued interest balance of $-0- and $3,465 as of June 30, 2025 and December 31, 2024, respectively.

Master Distribution Agreement

On June 11, 2025 the Company entered into an exclusive global Master Distribution Agreement with Redwood Scientific Technologies, (“Redwood”) granting the Company the rights to distribute Redwood’s nicotine cessation products, including TBX-Free and TBX Vape-Free. This strategic partnership positions Digital Ally as the commercialization partner for products aimed at helping Americans overcome addiction to cigarettes and vape devices. Redwood is preparing to validate the efficacy of these products as it prepares to submit its products for clinical trials utilizing a double-blind, randomized scientific study to support the efficacy of such products No sales or marketing of the product will occur until the clinical study concludes and the efficacy is evaluated and confirmed. There can be no assurance whether and when the clinical study will be concluded and what the ultimate results will be.

The agreement provides the Company with comprehensive rights to Redwood’s technologies, brands, trademarks, manufacturing processes, vendor relationships, and additional assets. The two key products, TBX-Free and TBX Vape-Free, are designed to address significant health concerns. TBX-Free targets traditional cigarette smokers, while TBX Vape-Free is the first-of-its-kind oral thin-film solution specifically designed for vape users, addressing a critical gap in addiction treatment options.

The Company paid $50,000 on July 8, 2025 to enter into the global Master Distribution Agreement with Redwood which included warrants to acquire a minority ownership position in Redwood for a period of 5 years. The Company’s CEO and CFO are minority beneficial shareholders of Redwood. There have been no other transactions during the three and six months ended June 30, 2025, between the Company and Redwood.

NOTE 14. GAIN ON EXTINGUISHMENT OF LIABILITIES

The Company recorded gains on the extinguishment of liabilities for the three months ended June 30, 2025 and 2024 of $10,619, and $-0-, respectively, and $2,230,716, and $682,345 for the six months ended June 30, 2025 and 2024, respectively. The gains reflect income related to the video solutions and entertainment segment’s ability to negotiate down payables and other contract obligations during the three months ended June 30, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025. The discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the three and six months ended June 30, 2024.

The gain on extinguishment of liabilities was $682,345 for the six months ended June 30, 2024, reflects income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the six months ended June 30, 2024.

NOTE 15. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted loss per share – Net loss attributable to common stockholders	$(4,545,201)	$(5,083,861)	$(281,730)	$(9,014,882)

Denominator for basic loss per share – weighted average shares outstanding	1,025,849	1,461	523,012	1,446

Dilutive effect of shares issuable under stock options outstanding	—	—	—	—

Dilutive effect of shares issuable under common stock purchase warrants	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	1,025,849	1,461	523,012	1,446

Net loss per share:
Basic	$(3.21)	$(3,479.71)	$(0.54)	$(6,234.36)
Diluted	$(3.21)	$(3,479.71)	$(0.54)	$(6,234.36)

Basic loss per share is based upon the weighted average number of shares of Common Stock outstanding during the period. For the three and six months ended June 30, 2025 and 2024, all shares issuable upon the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

As consideration for acquiring the Purchased Assets, Kustom 440 paid JC Entertainment the aggregate purchase price amount $542,959, with the sum of $400,000 paid at the time of closing (“Closing”), and the remainder to be paid on or before thirty days from the time of Closing. Kustom 440 shall receive a credit for all non-refunded festival ticket sales for the 2024 Country Stampede to be calculated immediately prior to Closing, and JC Entertainment shall be entitled to keep all ticket sale proceeds made and/or received prior to Closing. Kustom 440 shall be obligated, to the extent a refund is sought after Closing, to provide such refund, if appropriate, to the customer requesting a refund, and shall indemnify and hold harmless JC Entertainment from all claims, liabilities, costs, suits, or the like relating to such refund request.

The Company accounts for business combinations using the acquisition method and the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Country Stampede Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Country Stampede Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our condensed consolidated financial statements. The Country Stampede Acquisition was structured as an asset purchase; however the parties agreed to coordinate the election to invoke IRS Section 338(h)(10) in relation to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. Likewise, the other acquired assets were stepped up to fair value and is deductible for income tax purposes. The results of operations of acquired businesses are included in the condensed consolidated statement of operations from the acquisition date.

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

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. There were no additional assets or liabilities recognized during the measurement period that ended March 1, 2025, the amounts of assets or liabilities previously recognized on a preliminary basis are now final.

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

Summarized financial information for the Company’s reportable business segments is provided for the three months ended June 30, 2025, and 2024:

Three months ended June 30, 2025

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$438,132	$1,740,828	$—	$—	$2,178,960
Service	902,540	1,118,245	1,432,294	—	3,453,079
Total segment net revenues	$1,340,672	$2,859,073	$1,432,294	$—	$5,632,039
Less significant segment expenses:
Cost of Revenue - Product	$584,457	$3,317,407	$—	$—	$3,901,864
Cost of Revenue – Service and other	385,438	1,094,131	883,231	—	2,362,800
Research and development expense	183,811	—	—	—	183,811
Selling, advertising and promotional expense	183,694	95,629	3,814	—	283,137
General and administrative expense	175,918	919,792	430,968	1,468,822	2,995,500

Total segment operating income (loss)	$(172,646)	$(2,567,886)	$114,281	$(1,468,822)	$(4,095,073)

Non-operating (expenses) income:
Interest expense					(77,280)
Change in fair value of derivative liabilities					857,189
Gain on the extinguishment of liabilities					10,619
Gain on extinguishment of debt – related party					622,622
Other non-operating income (loss)					64,713
Total non-operating income (loss)					1,477,863

Income before income tax benefit (provision)					$(2,617,210)

Depreciation and amortization expense	$44,616	$387,579	$26,756	$—	$458,951

Total identifiable assets, net of eliminations	$11,754,431	$4,952,085	$4,702,656	$4,554,491	$25,963,663

Three months ended June 30, 2024

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$620,939	$1,586,662	$—	$—	$2,207,601
Service	964,731	879,549	1,564,354	—	3,408,634
Total segment net revenues	$1,585,670	$2,466,211	$1,564,354	$—	$5,616,235
Less significant segment expenses:
Cost of Revenue - Product	$958,462	$2,460,792	$—	$—	$3,419,254
Cost of Revenue – Service and other	339,368	652,273	962,948	—	1,954,589
Research and development expense	545,776	—	—	—	545,776
Selling, advertising and promotional expense	364,417	360,573	3,916	—	728,906
General and administrative expense	777,686	821,087	447,166	835,992	2,881,931

Total segment operating income (loss)	$(1,400,039)	$(1,828,514)	$150,324	$(835,992)	$(3,914,221)

Non-operating (expenses) income:
Interest expense					(1,085,063)
Change in fair value of derivative liabilities					(2,818)
Gain on the extinguishment of debt					(68,827)
Other non-operating income (loss), net					60,378
Total non-operating income (loss)					(1,096,330)

Loss before income tax benefit (provision)					$(5,010,551)

Depreciation and amortization expense	$178,555	$317,180	$26,715	$—	$522,450

Total identifiable assets, net of eliminations	$22,998,670	$6,315,677	$1,904,280	$12,108,588	$43,327,215

Summarized financial information for the Company’s reportable business segments is provided for the six months ended June 30, 2025, and 2024:

Six months ended June 30, 2025

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$492,364	$2,445,416	$—	$—	$2,937,780
Service	1,770,590	2,616,088	2,782,845	—	7,169,523
Total segment net revenues	$2,262,954	$5,061,504	$2,782,845	$—	$10,107,303
Less significant segment expenses:
Cost of Revenue - Product	$649,009	$3,928,494	$—	$—	$4,577,503
Cost of Revenue – Service and other	687,406	2,107,401	1,766,119	—	4,560,926
Research and development expense	268,228	—	—	—	268,228
Selling, advertising and promotional expense	204,211	171,492	15,475	—	391,178
General and administrative expense	459,465	1,726,582	879,600	2,313,574	5,379,221

Total segment operating income (loss)	$(5,365)	$(2,872,465)	$121,651	$(2,313,574)	$(5,069,753)

Non-operating (expenses) income:
Interest expense					(869,553)
Change in fair value of derivative liabilities					3,373,080
Gain on the extinguishment of liabilities					2,230,716
Gain on extinguishment of debt – related party					1,871,994
Other non-operating income (loss)					113,388
Total non-operating income (loss)					6,719,625

Income before income tax benefit (provision)					$1,649,872

Depreciation and amortization expense	$98,285	$728,176	$50,360	$—	$876,821

Total identifiable assets, net of eliminations	$11,754,431	$4,952,085	$4,702,656	$4,554,491	$25,963,663

Six months ended June 30, 2024

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$1,342,127	$2,431,320	$—	$—	$3,773,447
Service	1,961,836	2,411,351	2,998,952	—	7,372,139
Total segment net revenues	$3,303,963	$4,842,671	$2,998,952	$—	$11,145,586
Less significant segment expenses:
Cost of Revenue - Product	$1,755,956	$3,230,691	$—	$—	$4,986,647
Cost of Revenue – Service and other	694,473	1,766,821	1,933,815	—	4,395,109
Research and development expense	1,033,242	—	—	—	1,033,242
Selling, advertising and promotional expense	788,311	688,830	10,621	—	1,487,762
General and administrative expense	1,565,223	1,627,061	928,164	2,675,571	6,796,019

Total segment operating income (loss)	$(2,533,242)	$(2,470,732)	$126,352	$(2,675,571)	$(7,553,193)

Non-operating (expenses) income:
Interest expense					(1,733,690)
Change in fair value of derivative liabilities					(351,710)
Gain on the extinguishment of liabilities					682,345
Other non-operating income (loss), net					2,429
Total non-operating income (loss)					(1,400,626)

Loss before income tax benefit (provision)					$(8,953,819)

Depreciation and amortization expense	$387,724	$637,847	$53,429	$—	$1,079,000

Total identifiable assets, net of eliminations	$22,998,670	$6,315,677	$1,904,280	$12,108,588	$43,327,215

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

Note 18. SUBSEQUENT EVENTS

On July 31, 2025, the Company received notification of partial compliance (the “Letter) from Nasdaq regarding the deficiencies identified in Note 9 – Commitments and Contingencies. The Letter advised the Company that the Nasdaq Hearings Panel found that the Company had regained compliance with Listing Rules regarding the Bid Price Rule and the Periodic Report Rule, and the Equity Rule as required by the Panel’s decision dated May 1, 2025.

The Letter noted that in the Panel’s May 1, 2025 decision, should the company fail to maintain compliance with any listing rule prior to September 2, 2025, it will remain subject to delisting. In addition, the Letter advised the Company that if the Company remains in compliance with all continued listing requirements through September 2, 2025, the Panel intends to impose a Discretionary Panel Monitor to monitor the Company’s ongoing compliance with the Nasdaq’s continued listing standards for a period of time.

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

On May 22, 2025, the Company, acting pursuant to authority received at a special meeting of its stockholders on May 6, 2025, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “May 22, 2025 Charter Amendment”) to its articles of incorporation, as amended, to effect a one (1)-for-one hundred (100) share reverse split (the “May 22, 2025 Reverse Stock Split”) of all of the Company’s outstanding shares of Common Stock, par value $0.001 per share. Pursuant to the May 22, 2025 Charter Amendment, the Reverse Stock Split became effective at 5:30 p.m. Eastern Time on May 22, 2025. As a result of the May 22, 2025 Reverse Stock Split, every one hundred (100) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock will begin trading on a split-adjusted basis on Nasdaq effective with the open of the market on Friday, May 23, 2025. The May 22, 2025 Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the May 22, 2025 Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The May 22, 2025 Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the May 22, 2025 Reverse Stock Split. All historical share and per-share amounts reflected throughout the Company’s condensed consolidated financial statements and other financial information in this Report have been adjusted to reflect the May 22, 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Company’s Common Stock was not affected by the May 22, 2025 Reverse Stock Split.

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

The Company timely requested a hearing before the Panel to appeal the March 6 Letter and to address all outstanding matters, including compliance with the Minimum Bid Price Requirement, the Low-Priced Stocks Rule and the Stockholders’ Equity Requirement. While the appeal process was pending, the suspension of trading of the Company’s Common Stock, was stayed and the Common Stock continued to trade on the Nasdaq Capital Market until the hearing process concludes, and the Panel issues a written decision. The Company held its hearing with the Panel as scheduled on April 17, 2025.

On May 1, 2025, the Panel rendered its decision which granted the Company’s request for continued listing on the Nasdaq Exchange. Such decision is subject to the Company meeting and maintaining the following conditions:

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

The Company has worked diligently to regain and maintain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement as promptly as possible. In that regard, management believes that it has achieved compliance with the Stockholders’ Equity Requirement as reported in the accompanying Statement of Stockholders’ Equity (Deficit) as of June 30, 2025. Furthermore, management believes that it has achieved compliance with the Minimum Bid Price Requirement prior to June 6, 2025, as required by the Panel. Management believes that it has met all other requirements as requested by the Panel. There are no assurances however, that the Company will be able to meet and maintain all such conditions required by the Panel.

Segment Overview

Video Solutions Operating Segment – Within our video solutions operating segment we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We can integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVU body-worn camera line, consisting of the FirstVu Pro, FirstVu, and the FirstVU HD; our patented and revolutionary VuLink product integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; EVO Web Portal, which is our cloud-based evidence management system for Law enforcement and commercial market; the EVO Fleet, FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video products that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu and VuLink, which are our cloud-based evidence management systems. We further diversified and broadened our product offerings in 2020, by introducing two new lines of branded products: (1) the ThermoVu™ which is a line of self-contained temperature monitoring stations that provides alerts and controls facility access when an individual’s temperature exceeds a pre-set threshold and (2) our Shield™ disinfectants and cleansers which are for use against viruses and bacteria.

Our video solutions segment revenue encompasses video recording products and services for our law enforcement and commercial customers and the sale of Shield disinfectant and personal protective products. This segment generates revenue through our subscription models offering cloud and warranty solutions, and hardware sales for video and personal protective safety products and solutions. Revenues for product sales are recognized upon delivery of the product, and revenues from our cloud and warranty subscription plans are deferred over the term of the subscription, typically 3 or 5 years.

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

Our revenue cycle management segment consists of our medical billing subsidiaries. Revenues of this segment are recognized after we fulfil the obligations of our revenue cycle management services. Our revenue cycle management services are services, performed and charged monthly, generally based on a contractual percentage of total customer collections, for which we recognize our net service fees.

Entertainment Operating Segment - We also entered the live entertainment and events ticketing services through the formation of our wholly owned subsidiary, TicketSmarter and its completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC, on September 1, 2021. TicketSmarter provides ticket sales, partnerships, and mainly, ticket resale services through its online ticketing marketplace for live events, TicketSmarter.com. TicketSmarter offers tickets for over 125,000 live events throughout the country through its platform, including concerts, sporting events, theatres, and performing arts. We also began offering production and promotion services in relation to live music events in third-party venues throughout the country through our Kustom Entertainment, Inc. subsidiary. These services begin with the logistical matters of an event, including artist booking and research, ticketing, staging, on-site operations, vendor sourcing, and day of production.

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

We are a party to operating leases and license agreements that represent commitments for future payments, and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

Comparison of the Three Months Ended June 30, 2025 and 2024

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the three months ended June 30, 2025, and 2024:

	Three Months Ended June 30,
	2025	2024
Net Revenues:
Video Solutions	$1,340,672	$1,585,670
Revenue Cycle Management	1,432,294	1,564,354
Entertainment	2,859,073	2,466,211
Total Net Revenues	$5,632,039	$5,616,235

Gross Profit (loss):
Video Solutions	$370,777	$287,840
Revenue Cycle Management	549,063	601,406
Entertainment	(1,552,465)	(646,854)
Total Gross Profit	$(632,625)	$242,392

Operating Income (loss):
Video Solutions	$(172,646)	$(1,400,039)
Revenue Cycle Management	114,281	150,324
Entertainment	(2,567,886)	(1,828,514)
Corporate	(1,468,822)	(835,992)
Total Operating Income (Loss)	$(4,095,073)	$(3,914,221)

Depreciation and Amortization:
Video Solutions	$44,616	$178,555
Revenue Cycle Management	26,756	26,715
Entertainment	387,579	317,180
Total Depreciation and Amortization	$458,951	$522,450

Assets (net of eliminations):
Video Solutions	$11,754,431	$22,998,670
Revenue Cycle Management	4,702,656	1,904,280
Entertainment	4,952,085	6,315,677
Corporate	4,554,491	12,108,588
Total Identifiable Assets	$25,963,663	$43,327,215

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

Results of Operations

Revenues

Revenues by Type and by Operating Segment

Our operating segments generate two types of revenue:

Product revenues primarily include video solutions operating segment hardware sales of in-car and body-worn cameras. Additionally, product revenues also include the sale of tickets by our entertainment operating segment that have been purchased or received through our sponsorships and partnerships and held in inventory by our entertainment segment until their sale. Our entertainment sector also generates product revenue through our production of live events and concerts including our annual Country Stampede music festival.

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

The following table presents revenues by type and segment:

	Three Months Ended June 30,
	2025	2024	% Change
Product revenues:
Video solutions	$438,132	$620,939	(29.4)%
Entertainment	1,740,828	1,586,662	9.7%
Total product revenues	2,178,960	2,207,601	(1.3)%
Service and other revenues:
Video solutions	902,540	964,731	(6.5)%
Entertainment	1,118,245	879,549	27.1%
Revenue cycle management	1,432,294	1,564,354	(8.4)%
Total service and other revenues	3,453,079	3,408,634	1.3%
Total revenues	$5,632,039	$5,616,235	(0.3)%

Our video solutions operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Our entertainment segment also generates product revenues from the sale of tickets, merchandise, parking and concessions at live events that it sponsors such as the annual Country Stampede music festival. Service sales through TicketSmarter are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment are as follows:

	Three Months Ended June 30,
	2025	2024
Product Revenues:
Video Solutions	$438,132	$620,939
Revenue Cycle Management	—	—
Entertainment	1,740,828	1,586,662
Total Product Revenues	$2,178,960	$2,207,601

Product revenues for the three months ended June 30, 2025 and 2024 were $2,178,960 and $2,207,601, respectively, a decrease of $28,641 (1.3%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter and the 2024 acquisition of the Country Stampede Music Festival. The entertainment operating segment generated $1,740,828 in product revenues for the three months ended June 30, 2025, compared to $1,586,662 for the three months ended June 30, 2024. Product revenue includes revenues generated by the Country Stampede music festival held annually during the last weekend of June, as well as the resale of tickets purchased for live events, sporting events, concerts, and theatre, then sold through various platforms to customers. The 2025 Country Stampede Music Festival generated $1,380,616 in total revenue compared to $787,208 in 2024. The slight decrease in revenues is attributable to a reduction in the scope of primary ticket sales by Ticketsmarter as it focuses on higher margin events to improve its gross margins. In addition, the wildfires in California caused many event cancellations and postponements during the three months ended June 30, 2025, that also depressed product sales.

●	The Company’s video segment operating segment generated revenues totaling $438,132 during the three months ended June 30, 2025 compared to $620,939 for the three months ended June 30, 2024. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2024 due to the Company not having inventory in–stock to fulfill existing backlog orders, price-cutting and competitive actions by our competitors and adverse marketplace effects related to our recent financial condition. We have been able to start the product supply chain during the first and second quarter of 2025 with funds generated by the February 2025 public equity offering which we believe will improve our video solutions product sales during the remainder of 2025.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a monthly recurring service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Three months ended June 30,
	2025	2024
Service and Other Revenues:
Video Solutions	$902,540	$964,731
Revenue Cycle Management	1,432,294	1,564,354
Entertainment	1,118,245	879,549
Total Service and Other Revenues	$3,453,079	$3,408,634

Service and other revenues for the three months ended June 30, 2025 and 2024 were $3,453,079 and $3,408,634, respectively, an increase of $44,445 (1.3%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $637,846 and $637,379 for the three months ended June 30, 2025 and 2024, respectively, a slight increase of $467. We continue to experience increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our cloud revenues in the three months ended June 30, 2024. We expect this trend to continue for 2025 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $239,988 and $233,031 for the three months ended June 30, 2025 and 2024, respectively, a slight increase of $6,957 (3.0%).

●	Our entertainment operating segment generated service revenues totaling $1,118,245 and $879,549 for the three months ended June 30, 2025 and 2024, respectively, an increase of $238,696 (27.1%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability. Our entertainment segment has focused on cost cutting and overall improvements in gross margin rather than top line revenues, which has resulted in a reduction in revenues for ticketing events that did not meet its gross margin goals. The entertainment operating segment has increased its use of Facebook and other social media to generate increased ticketing revenues in the second quarter of 2025 compared to 2024.

●	Our revenue cycle management operating segment generated service revenues totaling $1,432,294 and $1,564,354 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $132,060 (8.4%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top-line revenue.

Total revenues for the three months ended June 30, 2025, and 2024 were $5,632,039 and $5,616,235, respectively, a slight increase of $15,804 (0.3%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended June 30, 2025, and 2024 was $3,901,864 and $3,419,254, respectively, an increase of $482,610 (19.9%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended June 30, 2025, and 2024 were 179% and 155%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended June 30,
	2025	2024
Cost of Product Revenues:
Video Solutions	$584,457	$958,462
Revenue Cycle Management	—	—
Entertainment	3,317,407	2,460,792
Total Cost of Product Revenues	$3,901,864	$3,419,254

The decrease in cost of goods sold for our video solutions segment products is due to large decrease in product sales experienced during the three months ended June 30, 2025. We could not fulfil open orders due to low inventory levels. We have utilized funds from the February 2025 public equity offering to ramp the supply chain which we believe will lead to improved product sales during the remainder of 2025. Cost of product sold as a percentage of product revenues for the video solutions segment decreased to 133% for the three months ended June 30, 2025 as compared to 154% for the three months ended June 30, 2024.

The increase in entertainment operating segment cost of product sold directly correlates to the increased revenues and costs associated with our annual Country Stampede Music Festival. Cost of product sold related to the 2025 Country Stampede Music Festival totaled $2,992,052 as compared to $1,848,167 for the 2024 Festival. Total cost of product revenues for the entertainment operating segment was $3,317,407 and $2,460,792 for the three months ended June 30, 2025 and 2024, an increase of $856,615 (34.8%). Cost of product sold as a percentage of product revenues for the entertainment segment increased to 191% for the three months ended June 30, 2025 as compared to 155% for the three months ended June 30, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended June 30, 2025, and 2024 was $2,362,800 and $1,954,589, respectively, an increase of $408,211 (20.9%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended June 30, 2025, and 2024 were 68% and 81%, respectively. Cost of service revenues by operating segment is as follows:

	Three months ended June 30,
	2025	2024
Cost of Service Revenues:
Video Solutions	$385,438	$339,368
Revenue Cycle Management	883,231	962,948
Entertainment	1,094,131	652,273
Total Cost of Service Revenues	$2,362,800	$1,954,589

The increase in cost of service revenues for our video solutions segment demonstrates the leverage we are enjoying as we increase our service revenues during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 43% for the three months ended June 30, 2025 as compared to 35% for the three months ended June 30, 2024. This represents an increase in costs for securing cloud storage from our providers in 2025 compared to 2024.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decline in revenues due to certain loss generating services being eliminated during the year. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment remained stable at 62% for the three months ended June 30, 2025 as compared to 62% for the three months ended June 30, 2024.

The increase in entertainment operating segment cost of service revenues is due to management right sizing the business working towards profitability. The entertainment segment terminated several unprofitable sponsorships which required termination payments during the three months ended June 30, 2025, that is expected to lead to improvements in costs of service revenues during the remainder of 2025. The entertainment segment cost of service revenue was $1,094,131 for the three months ended June 30, 2025, compared to $652,273 for the three months ended June 30, 2024. Cost of service revenues as a percentage of service revenues for the entertainment segment increased to 98% for the three months ended June 30, 2025 as compared to 74% for the three months ended June 30, 2024.

Gross Profit

Overall gross profit for the three months ended June 30, 2025 and 2024 was $(632,625) and $242,392, respectively, a decrease of $875,017 (361%). Gross profit by operating segment was as follows:

	Three months ended June 30,
	2025	2024
Gross Profit:
Video Solutions	$370,777	$287,840
Revenue Cycle Management	549,063	601,406
Entertainment	(1,552,465)	(646,854)
Total Gross Profit	$(632,625)	$242,392

The decrease in gross profits is primarily due to a deterioration in our cost of sales as a percentage of sales particularly in our entertainment segment service product and service revenues. The primary reason is the larger negative margins generated by our 2025 Country Stampede Music Festival as compared to the 2024 Festival. There was an overall increase in the cost of sales as a percentage of overall revenues to 111% for the three months ended June 30, 2025 from 96% for the three months ended June 30, 2024. The primary reason for the overall negative gross margins in 2025 is the larger negative margins generated by our 2025 Country Stampede Music Festival as compared to the 2024 Festival.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3,462,448 and $4,156,613 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $694,165 (17%). The decrease was primarily attributable to the reduction in new advertising sponsorships being entered into by the Company and large reductions in selling, general and administrative head count as the Company right-sized its operations across all operating segments. Our selling, general and administrative expenses as a percentage of sales increased to 61% for the three months ended June 30, 2025 compared to 74% in the same period in 2024. The significant components of selling, general and administrative expenses are as follows:

	Three Months ended June 30,
	2025	2024
Research and development expense	$183,811	$545,776
Selling, advertising and promotional expense	283,137	728,906
General and administrative expense	2,995,500	2,881,931

Total	$3,462,448	$4,156,613

Research and development expense. Our research and development expenses totaled $183,811 and $545,776 for the three months ended June 30, 2025 and 2024, respectively which represents a decrease of $361,965 (66.3%). We have focused on controlling our expenditures for bringing new products to market, including updates and improvements to current products in response to our decline in revenues. The decrease in research and development expenses reflects the large cut-back in our engineering staff and research activities in order to right-size our expenses in this area with our revenues.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $283,137 and $728,906 for the three months ended June 30, 2025 and 2024, respectively, a decrease of $445,769 (61.2%). The decrease in selling, advertising and promotional expenses reflects the large cut-back in selling staff and promotional and advertising activities in order to right-size our expenses in this area with our revenues. In addition, the decrease is attributable to the reduction in new sponsorships being entered into by the Company and its subsidiary TicketSmarter.

General and administrative expense. General and administrative expenses totaled $2,995,500 and $2,881,931 for the three months ended June 30, 2025 and 2024, respectively which represents a slight increase of $113,569 (3.9%). The increase in general and administrative expenses in the three months ended June 30, 2025 compared to the same period in 2024 is primarily attributable to a substantial increase legal and professional expenses for the three months ended June 30, 2025 compared to the same period in 2024 due to the failed merger with CloverLeaf and various capital raises we have undertaken which was offset by a decrease in administrative salaries and reductions in headcount in order to right-size our expenses across all operating segments with our revenues.

Operating Loss

For the reasons previously stated, our operating loss was $4,095,073 and $3,914,221 for the three months ended June 30, 2025 and 2024, respectively, a slight deterioration of $180,852 (4.6%). Operating loss as a percentage of revenues improved to 72.7% in 2025 as compared to 69.7% in 2024.

Interest Income

Interest income increased to $45,946 for the three months ended June 30, 2025, from $29,933 in 2024, which reflects our overall increase in our cash and cash equivalent levels in 2025 compared to 2024 due to funds generated in the February 2025 public equity offering.

Interest Expense

We incurred interest expenses of $77,280 and $1,085,063 during the three months ended June 30, 2025 and 2024, respectively. The large decrease is attributable to the Company paying off most of its interest-bearing debt in late 2024 and early 2025 including the senior secured promissory notes that were paid off with proceeds from the February 2025 public equity offering.

Other income (expense)

Other income (expense) decreased to $18,767 for the three months ended June 30, 2025, from $30,445 during the three months ended June 30, 2024, which reflects income related to a warehouse sublease within the corporate headquarters during early 2024 which ceased upon the sale of the building which occurred in 2024.

Loss on Extinguishment of Debt - related party

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

On March 20, 2025, the parties agreed to a second modification of the TicketSmarter Related Party Note. The modification eliminated all accrued interest totaling $582,203 as of the date of the second modification, reduced the interest rate from 13.25% per annum to 8% per annum, and extended and reduced the repayment amount from $54,000 per week to $11,000 per week beginning April 1, 2025. The modification was deemed to be an extinguishment of debt resulting in a gain on extinguishment of note payable – related party of $1,249,372 during the three months ended March 31, 2025. At the time of the modification, management considered the officer’s lack Company-wide policy making authority and de-minimis beneficial ownership in the Company to determine that in its estimation the officer did not act in his capacity as an equity holder in the Company when negotiating the March 20, 2025 debt modification.

On June 4, 2025, the parties agreed to a third modification of the TicketSmarter Related Party Note. The modification reduced the outstanding principal amount from $2,678,000 to $2,000,000, eliminated all accrued interest totaling $43,515 as of the date of the third modification, the interest rate remained at 8% per annum, and extended and reduced the repayment amount from $11,000 per week to $9,600 per week beginning January 1, 2026. The modification was deemed to be an extinguishment of debt resulting in a gain on extinguishment of note payable – related party of $622,622 during the three and six months ended June 30, 2025.

At the time of the June 4, 2025 modification, management considered the repetitive nature of the modifications as an indication that the Officer was acting more in his capacity as an equity holder. In addition, management reconsidered the accounting treatment for the March 20, 2025 modification and changed its estimate whereby, the officer was more likely than not acting in his capacity as an equity holder in the Company when negotiating the March 20, 2025 debt modification, as well. As a result, the Company determined the proper accounting treatment for the $622,622 gain on the June 4, 2025 modification as a deemed contribution of capital rather than a gain recognized in the condensed consolidated statement of operations. In addition, the Company reconsidered the accounting treatment for the $1,249,372 gain on the March 20, 2025 modification as a deemed contribution of capital rather than a gain recognized in the condensed consolidated statement of operations. Therefore the $1,249,372 gain on the March 20, 2025 modification was reversed during the quarter ended June 30, 2025 and recorded as a deemed contribution of capital rather than a gain recognized in the condensed consolidated statement of operations.

Loss on Extinguishment of debt

During the second quarter of 2024, the Company refinanced its merchant advance loan and determined the refinancing of the debt should be treated as a debt extinguishment. As a result, the Company recorded a loss of $68,827 on debt extinguishment during the three months ended June 30, 2024.

Change in Fair Value of Derivative Liabilities

The change in fair value of the warrant derivative liabilities for the three months ended June 30, 2025 and 2024, respectively totaled a gain of $857,189 during the three months ended June 30, 2025 as compared to a loss of $2,818 during the three months ended June 30, 2024. The Company has issued various detachable warrants in connection with capital raises during 2024 and 2025 that were required to be treated as warrant derivative liabilities. Warrant derivative liabilities are required to be marked-to-market at each balance sheet date with the change in fair value recorded as a gain or loss in the Condensed Statement of Operations. The gain recorded in the three months ended June 30, 2025 reflects the large decline in the closing market value of our common stock at June 30, 2025 when compared to March 31, 2025 closing market values.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the three months ended June 30, 2025 and 2024 of $10,619, and $—, respectively. The gains reflect income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the three months ended June 30, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025.

Loss before Income Tax Benefit

As a result of the above, we reported a net loss before income tax benefit of $(4,489,204) and $(5,010,551) for the three months ended June 30, 2025 and 2024, respectively, an improvement of $521,347 (10.4%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate for both 2025 and 2024 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2025 and December 31, 2024 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2025.

We had approximately $156,019 of federal net operating loss carryforwards and $1,742,000 of research and development tax credit carryforwards as of June 30, 2025 and December 31, 2024 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(4,489,204) and $(5,010,551) for the three months ended June 30, 2025 and 2024, respectively, an improvement of $521,347 (10.4%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company has a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $55,997 and $73,310 for the three months ended June 30, 2025 and 2024, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net income (loss) of $(4,545,201) and $(5,083,861) for the three months ended June 30, 2025 and 2024, respectively, an improvement of $538,660 (10.6%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $(3.21) and ($3,479.71) for the three months ended June 30, 2025 and 2024, respectively, for the reasons previously noted. All outstanding stock options and Common Stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended June 30, 2025 and 2024 because of their exercise price being higher than the market value of our Common Stock and the net loss reported for 2025 and 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the six months ended June 30, 2025, and 2024:

	Six Months Ended June 30,
	2025	2024
Net Revenues:
Video Solutions	$2,262,954	$3,303,963
Revenue Cycle Management	2,782,845	2,998,952
Entertainment	5,061,504	4,842,671
Total Net Revenues	$10,107,303	$11,145,586

Gross Profit (loss):
Video Solutions	$926,539	$853,534
Revenue Cycle Management	1,016,726	1,065,137
Entertainment	(974,391)	(154,841)
Total Gross Profit	$968,874	$1,763,830

Operating Income (loss):
Video Solutions	$(5,365)	$(2,533,242)
Revenue Cycle Management	121,651	126,352
Entertainment	(2,872,465)	(2,470,732)
Corporate	(2,313,574)	(2,675,571)
Total Operating Income (Loss)	$(5,069,753)	$(7,553,193)

Depreciation and Amortization:
Video Solutions	$98,285	$387,724
Revenue Cycle Management	50,360	53,429
Entertainment	728,176	637,847
Total Depreciation and Amortization	$876,821	$1,079,000

Assets (net of eliminations):
Video Solutions	$11,754,431	$22,998,670
Revenue Cycle Management	4,702,656	1,904,280
Entertainment	4,952,085	6,315,677
Corporate	4,554,491	12,108,588
Total Identifiable Assets	$25,963,663	$43,327,215

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

Results of Operations

Revenues

Revenues by Type and by Operating Segment

Our operating segments generate two types of revenue:

Product revenues primarily include video solutions operating segment hardware sales of in-car and body-worn cameras. Additionally, product revenues also include the sale of tickets by our entertainment operating segment that have been purchased or received through our sponsorships and partnerships and held in inventory by our entertainment segment until their sale. Our entertainment sector also generates product revenue through our production of live events and concerts including our annual Country Stampede music festival.

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

The following table presents revenues by type and segment:

	Six Months Ended June 30,
	2025	2024	% Change
Product revenues:
Video solutions	$492,364	$1,342,127	(63.3)%
Entertainment	2,445,416	2,431,320	0.6%
Total product revenues	2,937,780	3,773,447	(22.1)%
Service and other revenues:
Video solutions	1,770,590	1,961,836	(9.8)%
Entertainment	2,616,088	2,411,351	9.0%
Revenue cycle management	2,782,845	2,998,952	(7.42)%
Total service and other revenues	7,169,523	7,372,139	(2.8)%
Total revenues	$10,107,303	$11,145,586	(9.3)%

Our video solutions operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Our entertainment segment also generates product revenues from the sale of tickets, merchandise, parking and concessions at live events that it sponsors such as the annual Country Stampede music festival. Service sales through TicketSmarter are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment are as follows:

	Six Months Ended June 30,
	2025	2024
Product Revenues:
Video Solutions	$492,364	$1,342,127
Revenue Cycle Management	—	—
Entertainment	2,445,416	2,431,320
Total Product Revenues	$2,937,780	$3,773,447

Product revenues for the six months ended June 30, 2025 and 2024 were $2,937,780 and $3,773,447, respectively, a decrease of $835,667 (22.1%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter and the 2024 acquisition of the Country Stampede Music Festival. The entertainment operating segment generated $2,445,416 in product revenues for the six months ended June 30, 2025, compared to $2,431,320 for the six months ended June 30, 2024. Product revenue includes revenues generated by the Country Stampede music festival held annually during the last weekend of June, as well as the resale of tickets purchased for live events, sporting events, concerts, and theatre, then sold through various platforms to customers. The 2025 Country Stampede Music Festival generated $1,380,616 in total revenue compared to $787,208 in 2024. The slight increase in revenues is attributable to increased revenues from the 2025 Country Stampede Music festival offset by a reduction in scope of primary ticket sales by Ticketsmarter as it focuses on higher margin events to improve its gross margins. In addition, the wildfires in California caused many event cancellations and postponements during the six months ended June 30, 2025, that also depressed product sales.

●	The Company’s video segment operating segment generated revenues totaling $492,364 during the six months ended June 30, 2025 compared to $1,342,127 for the six months ended June 30, 2024. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2024 due to the Company not having inventory in–stock to fulfill existing backlog orders, price-cutting and competitive actions by our competitors and adverse marketplace effects related to our recent financial condition. We have been able to start the product supply chain during the first and second quarter of 2025 with funds generated by the February 2025 public equity offering which we believe will improve our video solutions product sales during the remainder of 2025.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a monthly recurring service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Six months ended June 30,
	2025	2024
Service and Other Revenues:
Video Solutions	$1,770,590	$1,961,836
Revenue Cycle Management	2,782,845	2,998,952
Entertainment	2,616,088	2,411,351
Total Service and Other Revenues	$7,169,523	$7,372,139

Service and other revenues for the six months ended June 30, 2025 and 2024 were $7,169,523 and $7,372,139, respectively, an increase of $202,616 (2.7%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,231,119 and $1,253,459 for the six months ended June 30, 2025 and 2024, respectively, a slight decrease of $22,339 (1.7%). We continue to experience increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our cloud revenues in the six months ended June 30, 2024. We expect this trend to continue for 2025 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $468,417 and $433,592 for the six months ended June 30, 2025 and 2024, respectively, a slight increase of $34,825 (8.0%).

●	Our entertainment operating segment generated service revenues totaling $2,616,088 and $2,411,351 for the six months ended June 30, 2025 and 2024, respectively, an increase of $204,737 (8.5%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability. Our entertainment segment has focused on cost cutting and overall improvements in gross margin rather than top line revenues, which has resulted in a reduction in revenues for ticketing events that did not meet its gross margin goals. The entertainment operating segment has increased its use of Facebook and other social media to generate increased ticketing revenues in the second quarter of 2025 compared to 2024.

●	Our revenue cycle management operating segment generated service revenues totaling $2,782,845 and $2,998,952 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $216,107 (7.2%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top-line revenue.

Total revenues for the six months ended June 30, 2025, and 2024 were $10,107,303 and $11,145,586, respectively, a slight decrease of $1,038,283 (9.3%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the six months ended June 30, 2025, and 2024 was $4,577,503 and $4,986,647, respectively, a decrease of $409,144 (8.2%). Overall cost of goods sold for products as a percentage of product revenues for the six months ended June 30, 2025, and 2024 were 156% and 132%, respectively. Cost of products sold by operating segment is as follows:

	Six Months Ended June 30,
	2025	2024
Cost of Product Revenues:
Video Solutions	$649,009	$1,755,956
Revenue Cycle Management	—	—
Entertainment	3,928,494	3,230,691
Total Cost of Product Revenues	$4,577,503	$4,986,647

The decrease in cost of goods sold for our video solutions segment products is due to large decrease in product sales experienced during the six months ended June 30, 2025 compared to 2024. We were not able to fulfil open orders due to low inventory levels. We have utilized funds from the February 2025 public equity offering to ramp the supply chain which we believe will lead to improved product sales during the remainder of 2025. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 132% for the six months ended June 30, 2025 as compared to 131% for the six months ended June 30, 2024.

The increase in entertainment operating segment cost of product sold directly correlates to the increased revenues and costs associated with our annual Country Stampede Music Festival. Cost of product sold related to the 2025 Country Stampede Music Festival totaled $2,992,052 as compared to $1,848,167 for the 2024 Festival. Total cost of product revenues for the entertainment operating segment was $3,928,494 and $3,230,691 for the six months ended June 30, 2025 and 2024, an increase of $697,803 (21.6%). Cost of product sold as a percentage of product revenues for the entertainment segment increased to 161% for the six months ended June 30, 2025 as compared to 133% for the six months ended June 30, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the six months ended June 30, 2025, and 2024 was $4,560,926 and $4,395,109, respectively, an increase of $165,817 (3.8%). Overall cost of goods sold for services as a percentage of service revenues for the six months ended June 30, 2025, and 2024 were 64% and 60%, respectively. Cost of service revenues by operating segment is as follows:

	Six months ended June 30,
	2025	2024
Cost of Service Revenues:
Video Solutions	$687,406	$694,473
Revenue Cycle Management	1,766,119	1,933,815
Entertainment	2,107,401	1,766,821
Total Cost of Service Revenues	$4,560,926	$4,395,109

The slight decrease in cost of service revenues for our video solutions segment demonstrates the leverage we are enjoying as we increase our service revenues during the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 39% for the six months ended June 30, 2025 as compared to 35% for the six months ended June 30, 2024. This represents an increase in costs for securing cloud storage from our providers in 2025 compared to 2024.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decline in revenues due to certain loss generating services being eliminated during the year. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment remained stable at 63% for the six months ended June 30, 2025 as compared to 64% for the six months ended June 30, 2024.

The increase in entertainment operating segment cost of service revenues is due to management right sizing the business working towards profitability. The entertainment segment terminated several unprofitable sponsorships which required termination payments during the six months ended June 30, 2025, that is expected to lead to improvements in costs of service revenues during the remainder of 2025. The entertainment segment cost of service revenue was $2,107,401 for the six months ended June 30, 2025, compared to $1,766,821 for the six months ended June 30, 2024. Cost of service revenues as a percentage of service revenues for the entertainment segment increased to 81% for the six months ended June 30, 2025 as compared to 73% for the six months ended June 30, 2024.

Gross Profit

Overall gross profit for the six months ended June 30, 2025 and 2024 was $(632,625) and $242,392, respectively, a decrease of $875,017 (361%). Gross profit by operating segment was as follows:

	Six months ended June 30,
	2025	2024
Gross Profit:
Video Solutions	$926,539	$853,534
Revenue Cycle Management	1,016,726	1.065,137
Entertainment	(974,391)	(154,841)
Total Gross Profit	$968,874	$1,763,830

The decrease in gross profits is primarily due to a deterioration in our cost of sales as a percentage of sales particularly in our entertainment segment service product and service revenues. The primary reason is the larger negative margins generated by our 2025 Country Stampede Music Festival as compared to the 2024 Festival. There was an overall increase in the cost of sales as a percentage of overall revenues to 90% for the six months ended June 30, 2025 from 84% for the six months ended June 30, 2024. The primary reason for the overall negative gross margins in 2025 is the larger negative margins generated by our 2025 Country Stampede Music Festival as compared to the 2024 Festival.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6,038,627 and $9,317,023 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $3,278,396 (35%). The decrease was primarily attributable to the reduction in new advertising sponsorships being entered into by the Company and large reductions in selling, general and administrative head count as the Company right-sized its operations across all operating segments. Our selling, general and administrative expenses as a percentage of sales increased to 60% for the six months ended June 30, 2025 compared to 84% in the same period in 2024. The significant components of selling, general and administrative expenses are as follows:

	Six Months ended June 30,
	2025	2024
Research and development expense	$268,228	$1,033,242
Selling, advertising and promotional expense	391,178	1,487,762
General and administrative expense	5,379,221	6,796,019

Total	$6,038,627	$9,317,023

Research and development expense. Our research and development expenses totaled $268,228 and $1,033,242 for the six months ended June 30, 2025 and 2024, respectively which represents a decrease of $765,014 (74%). We have focused on controlling our expenditures for bringing new products to market, including updates and improvements to current products in response to our decline in revenues. The decrease in research and development expenses reflects the large cut-back in our engineering staff and research activities in order to right-size our expenses in this area with our revenues.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $391,178 and $1,487,762 for the six months ended June 30, 2025 and 2024, respectively, a decrease of $1,096,584 (73.7%). The decrease in selling, advertising and promotional expenses reflects the large cut-back in selling staff and promotional and advertising activities in order to right-size our expenses in this area with our revenues. In addition, the decrease is attributable to the reduction in new sponsorships being entered into by the Company and its subsidiary TicketSmarter.

General and administrative expense. General and administrative expenses totaled $5,379,221 and $6,796,019 for the six months ended June 30, 2025 and 2024, respectively which represents a decrease of $1,416,798 (20.8%). The decrease in general and administrative expenses in the six months ended June 30, 2025 compared to the same period in 2024 is primarily attributable to a decrease in administrative salaries and reductions in headcount in order to right-size our expenses in this area with our revenues. The decrease in general and administrative expenses was offset by a substantial increase legal and professional expenses for the six months ended June 30, 2025 compared to the same period in 2024 due to the failed merger with CloverLeaf and various capital raises we have undertaken.

Operating Loss

For the reasons previously stated, our operating loss was $5,069,753 and $7,553,193 for the six months ended June 30, 2025 and 2024, respectively, an improvement of $2,483,440 (32.9%). Operating loss as a percentage of revenues improved to 50.2% in 2025 as compared to 67.8% in 2024.

Interest Income

Interest income increased to $77,921 for the six months ended June 30, 2025, from $49,289 in 2024, which reflects our overall increase in our cash and cash equivalent levels in 2025 compared to 2024 due to funds generated in the February 2025 public equity offering.

Interest Expense

We incurred interest expenses of $869,553 and $1,733,690 during the six months ended June 30, 2025 and 2024, respectively. The large decrease is attributable to the Company paying off most of its interest-bearing debt in late 2024 and early 2025 including the senior secured promissory notes that were paid off with proceeds from the February 2025 public equity offering.

Other income (expense)

Other income (expense) decreased to $35,467 for the six months ended June 30, 2025, from $58,046 during the six months ended June 30, 2024, which reflects income related to a warehouse sublease within the corporate headquarters during early 2024 which ceased upon the sale of the building which occurred in 2024.

Loss on Extinguishment of debt

During the second quarter of 2024, the Company refinanced its merchant advance loan and determined the refinancing of the debt should be treated as a debt extinguishment. As a result, the Company recorded a loss of $68,827 on the debt extinguishment during the six months ended June 30, 2024.

Change in Fair Value of Derivative Liabilities

The change in fair value of the warrant derivative liabilities for the six months ended June 30, 2025 and 2024, respectively totaled a gain of $3,373,080 during the six months ended June 30, 2025 as compared to a loss of $351,710 during the six months ended June 30, 2024. The Company has issued various detachable warrants in connection with capital raises during 2024 and 2025 that were required to be treated as warrant derivative liabilities. Warrant derivative liabilities are required to be marked-to-market at each balance sheet date with the change in fair value recorded as a gain or loss in the Condensed Statement of Operations. The gain recorded in the six months ended June 30, 2025 reflects the large decline in the closing market value of our common stock at June 30, 2025 when compared to December 31, 2024 closing market values.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the six months ended June 30, 2025 and 2024 of $2,230,716, and $682,345, respectively. The gains reflect income related to the video solutions and entertainment segment’s ability to negotiate down payables and other contract obligations during the six months ended June 30, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025.

The gain on extinguishment of liabilities was $682,345 for the six months ended June 30, 2024, which reflects income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the six months ended June 30, 2024.

Gain on disposal of intangibles

Gain on disposal of intangibles decreased to $-0- for the six months ended June 30, 2025, from $5,582 during the six months ended June 30, 2024.

Loss on Sale of Property, Plant and Equipment

The Company reported a loss on sale of property, plant and equipment of $-0- and $41,661 during the six months ended June 30, 2025, and 2024, respectively.

Loss before Income Tax Benefit

As a result of the above, we reported net loss before income tax benefit of $(222,122) and $(8,953,819) for the six months ended June 30, 2025 and 2024, respectively, an improvement of $9,175,941 (102.5%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the six months ended June 30, 2025 and 2024, respectively. The effective tax rate for both 2025 and 2024 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of June 30, 2025 and December 31, 2024 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of June 30, 2025.

We had approximately $156,019,000 of federal net operating loss carryforwards and $1,742,000 of research and development tax credit carryforwards as of June 30, 2025 and December 31, 2024 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net income (loss) of $(222,122) and $(8,953,819) for the six months ended June 30, 2025 and 2024, respectively, an improvement of $8,731,697 (97.5%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company has a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $59,608 and $61,063 for the six months ended June 30, 2025 and 2024, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss of $(281,730) and $(9,014,882) for the six months ended June 30, 2025 and 2024, respectively, an improvement of $8,733,152 (96.9%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.54 and ($6,234.36) for the six months ended June 30, 2025 and 2024, respectively, for reasons previously noted. All outstanding stock options and Common Stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the six months ended June 30, 2025 and 2024. Such potentially dilutive securities were excluded from the computation because of their exercise price being higher than the market value of our Common Stock and the net loss reported for 2025 and 2024.

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

Cash, cash equivalents: As of June 30, 2025, we had cash and cash equivalents with an aggregate balance of $622,820, an increase from a balance of $454,314 at December 31, 2024. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $168,506 net increase in cash during the six months ended June 30, 2025:

●	Operating activities:	Net cash used in operating activities was $8,644,106 and $3,408,757 for the six months ended June 30, 2025 and 2024, respectively, a deterioration of $5,235,349. The decrease is attributable to the repayment of accounts payable from proceeds of our February 2025 public equity offering, an increase in noncash gains from the change in fair value of warrant derivative liabilities, the extinguishment of liabilities and debt and cash used by the change in operating assets and liabilities during the six months ended June 30, 2025 compared to the same period in 2024.

●	Investing activities:	Net cash provided by (used in) investing activities was $(313,041) and $36,504 for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we made expenditures for the purchase of property plant and equipment and also for patents. During the six months ended June 30, 2024, we sold our building and collected $550,644 in net proceeds.

●	Financing activities:	Net cash provided by financing activities was $9,125,653 and $3,208,817 for the six months ended June 30, 2025 and 2024, respectively. During 2025, we most notably issued Common Stock in the February 2025 public equity with detachable warrants resulting in $14,308,300 in net cash proceeds and issued an unsecured promissory note raising $600,000 in net cash proceeds. The cash proceeds were partially offset by payments on outstanding loans including the payments on senior secured promissory notes and merchant advances.

The net result of these activities was an increase in cash of $168,506 to $622,820 for the six months ended June 30, 2025.

Commitments:

We have $622,820 of cash and cash equivalents and net positive working capital of $119,506 as of June 30, 2025. Accounts receivable and other receivables balances represented $4,613,334 of our net working capital at June 30, 2025. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2025, which would help to provide positive cash flow to support our operations during 2025 and beyond. Inventory represents $2,466,106 of our net working capital at June 30, 2025. We are actively managing the level of inventory, and our goal is to reduce such level during 2025 by our sales activities, the decrease of which should provide additional cash flow to help support our operations during 2025 and beyond.

Capital Expenditures:

We had the following material commitments for capital expenditures at June 30, 2025:

Lease commitments. Total lease expense under the Company’s operating leases was approximately $386,672 during the six months ended June 30, 2025.

The following sets forth the operating lease right of use assets and liabilities as of June 30, 2025:

Assets:
Operating lease right of use assets, net	$1,540,922
Prepayment of rent	203,800

Total operating lease right of use asset	$1,744,722
Liabilities:
Operating lease obligations-current portion	196,644
Operating lease obligations-less current portion	1,344,278
Total operating lease obligations	$1,540,922

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2025 (July 1, 2025 through December 31, 2025)	$105,412
2026	381,251
2027	448,051
2028	364,652
2029 and thereafter	489,231
Total undiscounted minimum future lease payments	1,788,597
Imputed interest	(247,675)
Total operating lease liability	$1,540,922

Debt obligations - We have the following outstanding debt as of June 30, 2025 which require future principal payments:

June 30, 2025
Economic injury disaster loan (EIDL)	$142,805
Unsecured Promissory note – Entertainment Segment	600,000
Debt obligations	742,805

Less: current maturities of debt obligations	(603,476)

Debt obligations, long-term	$139,329

Debt obligations mature on an annual basis as follows as of June 30, 2025:

June 30, 2025
2025 (July 1, 2025 to December 31, 2025)	$603,476
2026	3,542
2027	3,676
2028	3,817
2029 and thereafter	128,294

Total	$742,805

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

We also act as an intermediary between buyers and sellers through the online secondary marketplace. Revenues derived from this marketplace primarily consist of service fees from entertainment operations, and consist of one primary performance obligation, which is facilitating the transaction between the buyer and seller, being satisfied at the time the order has been confirmed. As we do not control the ticket prior to the transfer, we act as an agent in these transactions. Revenue is recognized on a net basis, net of the amount due to the seller when an order is confirmed, the seller is then obligated to deliver the tickets to the buyer per the seller’s listing. Payment is due at the time of sale.

We review all significant, unusual, or non-standard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products, and when a customer purchases an extended warranty, the associated proceeds are treated as deferred revenue and recognized over the term of the extended warranty.

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

For our revenue cycle management segment, our customers are mainly medium to large healthcare organizations that are charged monthly upon the execution of our services. Being these customers are healthcare organizations with minimal risk for uncollectible accounts; we consider a specific reserve for bad debts based on their individual circumstances. As we continue to learn more about the collectability related to this recently added segment, we will track historical bad debts and continue to assess appropriate reserves.

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

Inventories consisted of the following at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Raw material and component parts– video solutions segment	$2,641,465	$2,589,804
Work-in-process– video solutions segment	61,831	4,906
Finished goods – video solutions segment	1,125,339	1,655,317
Finished goods – entertainment segment	299,165	505,694
Subtotal	4,127,800	4,755,721
Reserve for excess and obsolete inventory– video solutions segment	(1,559,160)	(2,037,252)
Reserve for excess and obsolete inventory – entertainment segment	(102,534)	(132,403)
Total inventories	$2,466,106	$2,586,066

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 40% of the gross inventory balance at June 30, 2025, compared to 46% of the gross inventory balance at December 31, 2024. We had $1,661,694 and $2,169,655 in reserves for obsolete and excess inventories at June 30, 2025 and December 31, 2024, respectively. The decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of June 30, 2025.

If actual future demand or market conditions are less favorable than those projected by management or significant engineering changes to our products that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

Goodwill and other intangible assets. When we acquire a business, we determine the fair value of the assets acquired and liabilities assumed on the date of acquisition, which may include a significant amount of intangible assets such as customer relationships, software and content, as well as goodwill. When determining the fair values of the acquired intangible assets, we consider, among other factors, analyses of historical financial performance and an estimate of the future performance of the acquired business. The fair values of the acquired intangible assets are primarily calculated using an income approach that relies on discounted cash flows. This method starts with a forecast of the expected future net cash flows for the asset and then adjusts the forecast to present value by applying a discount rate that reflects the risk factors associated with the cash flow streams. We consider this approach to be the most appropriate valuation technique because the inherent value of an acquired intangible asset is its ability to generate future income. In a typical acquisition, we engage a third-party valuation expert to assist us with the fair value analysis for acquired intangible assets.

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

We held goodwill of $5,480,966 as of September 30, 2024, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 as of September 30, 2024, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of June 30, 2025 and December 31, 2024.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of June 30, 2025 and December 31, 2024, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased by $4,680,000 to a balance of $46,290,000 to fully reserve our deferred tax assets at June 30, 2025 and December 31, 2024. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of June 30, 2025 and December 31, 2024, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of June 30, 2025 and December 31, 2024 representing uncertain tax positions.

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

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our Video Solutions and Revenue Cycle Management segments business is seasonal in nature, however; the Entertainment Segment is expected to generate higher revenue during the second half of the calendar year than in the first half.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three and six months ended June 30, 2025 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three and six months ended June 30, 2025 that were not disclosed by the Company on a Current Report on Form 8-K.

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

Date: August 18, 2025

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

