Form 10-Q
period 2025-09-30
DIGITAL ALLY, INC.
filed 2025-11-12
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 12, 2025
Common Stock, $0.001 par value per share	1,898,436

FORM 10-Q

DIGITAL ALLY, INC.

SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$793,360	$454,314
Accounts receivable-trade, less allowance for doubtful accounts of $110,982 – September 30, 2025 and $200,668 – December 31, 2024	1,253,990	1,301,253
Subscriptions receivable, net of $22,644 allowance – September 30, 2025 and $25,000 – December 31, 2024	3,540,881	3,988,994
Other receivables	1,576	155,851
Inventories, net	2,622,542	2,586,066
Prepaid expenses	1,470,267	1,867,258

Total current assets	9,682,616	10,353,736

Property, plant, and equipment, net	477,645	365,857
Goodwill and other intangible assets, net	9,615,396	10,654,325
Operating lease right of use assets, net	1,635,261	718,509
Subscriptions receivable – long-term	3,425,259	4,889,289
Other assets	239,864	754,857

Total assets	$25,076,041	$27,736,573

Liabilities and Equity (Deficit)
Current liabilities:
Accounts payable	$4,023,270	$11,486,947
Accrued expenses	436,682	1,514,508
Current portion of operating lease obligations	248,012	158,304
Deferred revenue – current	3,722,873	4,215,401
Notes payable – related party – current portion	374,400	2,840,000
Debt obligations – current	865,292	4,961,443
Warrant derivative liabilities	1,116	4,554,640
Deposits	115,923	—
Income taxes payable	10,441	—

Total current liabilities	9,798,009	29,731,243

Long-term liabilities:
Debt obligations – long term	138,439	141,083
Operating lease obligation – long term	1,248,406	560,205
Deferred revenue – long term	5,207,189	6,317,472
Notes payable – related party – long-term portion	1,167,333	—

Total liabilities	17,559,376	36,750,003

Commitments and contingencies [Note 9]

Stockholders’ Equity (Deficit):

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; none issued or outstanding – September 30, 2025 and December 31, 2024
Common stock, $0.001 par value; 200,000,000 shares authorized; shares issued: 1,727,421 – September 30, 2025 and 3,204 – December 31, 2024	1,727	3
Additional paid in capital	147,411,616	129,697,781
Noncontrolling interest in consolidated subsidiary	(1,080,153)	(1,198,286)
Accumulated deficit	(138,816,525)	(137,512,928)

Total equity (deficit)	7,516,665	(9,013,430)

Total liabilities and equity (deficit)	$25,076,041	$27,736,573

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenue:
Product	$664,422	$803,945	$3,602,202	$4,577,392
Service and other	3,872,735	3,247,766	11,042,258	10,619,905

Total revenue	4,537,157	4,051,711	14,644,460	15,197,297

Cost of revenue:
Product	905,190	547,562	5,482,693	5,534,209
Service and other	2,260,392	1,764,175	6,821,318	6,159,284

Total cost of revenue	3,165,582	2,311,737	12,304,011	11,693,493

Gross profit (loss)	1,371,575	1,739,974	2,340,449	3,503,804

Selling, general and administrative expenses:
Research and development expense	137,755	210,818	405,983	1,244,060
Selling, advertising and promotional expense	110,006	414,727	501,184	1,902,489
General and administrative expense	2,245,596	3,666,728	7,624,817	10,462,747
Goodwill and intangible asset impairment charge	—	4,830,000	—	4,830,000

Total selling, general and administrative expenses	2,493,357	9,122,273	8,531,984	18,439,296

Operating loss	(1,121,782)	(7,382,299)	(6,191,535)	(14,935,492)

Other income (expense):
Interest income	17,887	13,775	95,808	63,064
Interest expense and debt discount amortization	(90,697)	(771,846)	(960,250)	(2,505,536)
Other income	217,136	8,920	252,603	66,966
				—
Loss on extinguishment of debt	—	(310,505)	—	(379,332)
Change in fair value of warrant derivative liabilities	839	2,530,675	3,373,919	2,178,965
Gain on extinguishment of liabilities	13,275	9,385	2,243,991	691,730
Gain on sale of intangibles	—	—	—	5,582
Gain on sale of property, plant and equipment	—	431,183	—	389,522

Total other income (expense)	158,440	1,911,587	5,006,071	510,961

Loss before income tax benefit	(963,342)	(5,470,712)	(1,185,464)	(14,424,531)
Income tax benefit	—	—	—	—

Net loss	(963,342)	(5,470,712)	(1,185,464)	(14,424,531)

Net (income) loss attributable to noncontrolling interests of consolidated subsidiary	(58,525)	2,000,206	(118,133)	1,939,143

Net loss attributable to common stockholders	$(1,021,867)	$(3,470,506)	$(1,303,597)	$(12,485,388)

Net loss per share information:
Basic	$(0.59)	$(1,817.02)	$(1.40)	$(7,793.63)
Diluted	$(0.59)	$(1,817.02)	$(1.40)	$(7,793.63)

Weighted average shares outstanding:
Basic	1,727,421	1,910	930,386	1,602
Diluted	1,727,421	1,910	930,386	1,602

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	Deficit	Total

Balance, December 31, 2023	1,690	$2	$128,443,882	$673,292	$(117,668,781)	$11,448,395

Stock-based compensation	—	—	40,695	—	—	40,695
Restricted common stock grant	40	1	(1)	—	—	—
Restricted common stock forfeitures	(1)	(1)	1	—	—	—

Net loss	—	—	—	(12,248)	(3,931,020)	(3,943,268)

Balance, March 31, 2024	1,729	2	128,484,577	661,044	(121,599,801)	7,545,822

Stock-based compensation	—	—	60,772	—	—	60,772
Issuance of common stock	311	1	2,529,448	—	—	2,529,449
Issuance of warrants	—	—	(2,075,300)	—	—	(2,075,300)
Net Income (loss)	—	—	—	73,310	(5,083,861)	(5,010,551)

Balance, June 30, 2024	2,040	3	128,999,496	734,354	(126,683,662)	3,050,191

Stock-based compensation	—	—	(27,789)	—	—	(27,789)
Issuance of common stock upon exercise of prefunded warrants	287	—	—)	—	—	—
Restricted common stock forfeitures	(15)	—	—	—	—	—
Net loss	—	—	—	(2,000,206)	(3,470,507)	(5,470,712

Balance, September 30, 2024	2,312	$3	$128,971,707	$(1,265,851)	$(130,154,169)	$(2,448,310)

Balance, December 31, 2024	3,204	$3	$129,697,781	$(1,198,286)	$(137,512,928)	$(9,013,430)

Stock-based compensation	—	—	13,824	—	—	13,824
Sale of common stock and pre-funded warrants, net of offering costs	3,925	4	14,308,296	—	—	14,308,300
Issuance of common stock upon exercise of pre-funded warrants	49,075	49	(49)	—	—	—
Fair value of pre-funded warrants issued along with sale of common stock	—	—	(1,803)	—	—	(1,803)
Transition of warrant derivative liability to equity upon exercise of pre-funded warrants	—	—	1,803	—	—	1,803
Issuance of common stock upon exercise of June 2024 Series B common stock purchase warrants	1,897	2	3,791	—	—	3,793
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	1,989,806	—	—	1,989,806

Net income	—	—	—	3,611	4,263,471	4,267,082

Balance, March 31, 2025	58,101	58	146,013,449	(1,194,675)	(133,249,457)	11,569,375

Stock-based compensation	—	—	9,741	—	—	9,741
Fair value of Series A warrants issued along with sale of common stock	—	—	(1,340,214)	—	—	(1,340,214)
Fair value of Series B warrants issued along with sale of common stock	—	—	(5,406,408)	—	—	(5,406,408)
Issuance of common stock upon exercise of February 2025 Series B common stock purchase warrants	1,669,320	1,669	(1,669)	—	—	—
Transition of warrant derivative liability to equity upon exercise of Series B warrants issued along with February 2025 sale of common stock	—	—	5,406,320	—	—	5,406,320
Transition of warrant derivative liability to equity of Series A warrants issued along with February 2025 sale of common stock	—	—	530,101	—	—	530,101
Deemed capital contribution related to modification of notes payable - related party	—	—	1,871,994	—	—	1,871,994

Net loss	—	—	—	55,997	(4,545,201)	(4,489,204)

Balance, June 30, 2025	1,727,421	1,727	147,083,314	(1,138,678)	(137,794,658)	8,151,705)

Stock-based compensation	—	—	8,885	—	—	8,885
Equity Issuances - Senior Note with detachable warrant September 2025	—	—	319,417	—	—	319,417
Fair value of Series B warrants issued along with sale of common stock	—	—	—	—	—	—

Net loss	—	—	—	58,525	(1,021,867)	(963,342)

Balance, September 30, 2025	1,727,421	$1,727	$147,411,616	$(1,080,153)	$(138,816,525)	$7,516,665

See Notes to Unaudited Condensed Consolidated Financial Statements.

DIGITAL ALLY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	2025	2024
Cash Flows from Operating Activities:
Net loss	$(1,185,464)	$(14,424,531)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,276,460	1,578,246
Provision for doubtful accounts receivable	(110,982)	(24,441)
Provision for doubtful subscriptions receivable	(2,356)	20,000
Provision for inventory obsolescence	(402,771)	(476,441)
Stock based compensation	32,450	73,678
Non-cash interest expense	751,570	1,792,040
Gain on extinguishment of liabilities	(2,243,991)	(691,730)
Change in fair value of warrant derivative liability	(3,373,919)	(2,178,965)
Goodwill and intangible asset impairment charge	—	4,830,000
Loss on extinguishment of debt	—	379,332
Loss on disposal of intangible assets	—	(5,582)
Loss on sale of property, plant and equipment	—	(389,522)
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	158,245	(809,519)
Subscriptions receivable	1,914,499	(572,279)
Other receivables	154,275	—
Inventories	366,295	2,037,604
Prepaid expenses	396,991	379,583
Operating lease right of use assets	(916,752)	114,017
Other assets	514,993	628,416
Increase (decrease) in:
Accounts payable	(5,219,686)	3,053,399
Accrued expenses	(585,649)	303,335
Accrued interest - related party	177,899	290,101
Income taxes payable	10,441	(61)
Operating lease obligations	777,909	(121,348)
Deposit	115,923	—
Deferred revenue	(1,602,811)	128,645

Net cash used in operating activities	(8,996,431)	(4,086,023)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(262,970)	(23,821)
Additions to intangible assets	(86,349)	(136,056)
Proceeds from sale of intangible assets	—	90,535
Cash paid for acquisition of Country Stampede	—	(514,432)
Proceeds from sale of land and building		425,653
Proceeds from sale of property, plant and equipment	—	550,644

Net cash provided by (used in) investing activities	(349,319)	392,523

Cash Flows from Financing Activities:

Net proceeds of February 2025 public equity offering with detachable warrants	14,308,300	—
Net proceeds of June 2024 private placement equity offering with detachable warrants	—	2,194,745
Net proceeds from September 2025 issuance of senior secured convertible notes with detachable warrants	610,000	—
Net proceeds of unsecured promissory note – entertainment segment	600,000	—
Payments on Senior Secured Promissory Notes – Video Solutions Segment	(3,650,000)	—
Proceeds of related party note payable	—	100,000
Payments of related party note payable	(162,000)	—
Principal payments on EIDL loan	(2,547)	(2,453)
Proceeds – Commercial Extension of Credit – Entertainment Segment	—	1,175,000
Payments on Commercial Extension of Credit – Entertainment Segment	(100,000)	(162,928)
Proceeds – Merchant Advances – Video Solutions Segment	—	1,144,000
Payments on Merchant Advances – Video Solutions Segment	(1,922,750)	(1,382,500)
Proceeds from issuance of common shares upon exercise of Series B warrants	3,793	—
Proceeds – Merchant Advances – Entertainment Segment	—	1,308,837
Payments on Merchant Advances – Entertainment Segment	—	(855,749)
Principal payment on contingent consideration promissory notes	—	(188,470)

Net cash provided by financing activities	9,684,796	3,330,482

Net increase in cash, cash equivalents and restricted cash	339,046	(363,018)

Cash, cash equivalents and restricted cash, beginning of period	454,314	778,149

Cash, cash equivalents, and restricted cash, end of period	$793,360	$415,131

Supplemental disclosures of cash flow information:

Cash payments for interest	$58,474	$429,002

Cash payments for income taxes	$5,198	$8,006

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$—	$80

Restricted common stock forfeitures	$—	$51

Commercial extension of credit repaid through accrued revenue – Entertainment segment	$—	$825,000

ROU and lease liability recorded on extension (termination) of lease	$—	$470,489

Assets acquired in business acquisitions	$—	$605,000

Goodwill acquired in business acquisitions	$—	$225,959

Liabilities assumed in business acquisitions	$—	$288,000

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$—	$549,356

Deemed capital contribution related to modification of notes payable - related party	$1,871,994	$—

Fair value of warrants issued with sale of shares	$6,748,425	$2,075,300

Transition of warrant derivative liability to equity upon exercise of warrants	$7,928,030	$—

Fair value of detachable warrants issued with senior secured convertible notes issuance	$319,417	$—

Issuance of common stock upon exercise of pre-funded warrants	$—	573

Reduction in proceeds from sale of building for loan, prepaid rent, and other accrued expenses	$—	5,474,347

Payments to vendors directly from proceeds of sale of common stock	$—	334,703

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

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Entertainment

The Company reports ticketing revenue on a gross or net basis based on management’s assessment of whether the Company is acting as a principal or agent in the transaction. The determination is based upon the evaluation of control over the underlying ticket, including the right to sell the ticket, prior to its transfer to the ticket buyer.

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

Other

Deferred revenue includes payments received in advance of performance under the contract and are reported separately as current liabilities and non-current liabilities in the Condensed Consolidated Balance Sheets. Such amounts consist of extended warranty contracts, prepaid cloud services and prepaid installation services and are generally recognized as the respective performance obligations are satisfied. During the nine months ended September 30, 2025, the Company recognized revenue of $4,189,321 related to its deferred revenue. Total deferred revenue consists of the following:

	September 30, 2025
	December 31, 2024	Additions/ Reclass	Recognized Revenue	September 30, 2025
Deferred revenue, current	$4,215,401	$1,416,761	$1,909,289	$3,722,873
Deferred revenue, non-current	6,317,472	1,169,749	2,280,032	5,207,189

	$10,532,873	$2,586,510	$4,189,321	$8,930,061

	December 31, 2024
	December 31, 2023	Additions/ Reclass	Recognized Revenue	December 31, 2024
Deferred revenue, current	$2,937,168	$2,799,956	$1,521,723	$4,215,401
Deferred revenue, non-current	7,340,459	1,814,351	2,837,338	6,317,472

	$10,277,627	$4,614,307	$4,359,061	$10,532,873

Sales returns and allowances aggregated $516,208 for the nine months ended September 30, 2025. Obligations for estimated sales returns and allowances are recognized at the time of sales on an accrual basis. The accrual is determined based upon historical return rates adjusted for known changes in key variables affecting these return rates.

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

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC) in accounts that at times may be in excess of the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2025 and December 31, 2024, the uninsured balance amounted to $-0-.

Restricted Cash:

Restricted cash of $-0- was included in other assets as of September 30, 2025 and 2024, respectively. Restricted cash consists of bank deposits that collateralize a debt obligation. Such debt obligation was paid off as of December 31, 2024.

The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$793,360	$415,131
Long-term restricted cash included in other assets	—	—
Total cash, cash equivalents and restricted cash in the statements of cash flows	$793,360	$415,131

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

During the third fiscal quarter of 2024, management determined that triggering events had occurred resulting from the additional decline in demand for our services, prolonged economic uncertainty, the split-off transaction did not occur when and as expected and a further decrease in our stock price. Therefore, we performed an interim impairment test as of September 30, 2024. Refer to Note 4. Goodwill and Other Intangible Assets for additional details on the interim impairment test, valuation methodologies, and inputs used in the fair value measurements. The Company also assessed potential impairments of its long-lived assets as of December 31, 2024 and concluded that there was no additional impairment as compared to its September 30, 2024 interim assessment. After completing our annual impairment test as of December 31, 2024, no events or changes in circumstances were noted that triggered the requirement for an interim goodwill impairment test for the nine months ended September 30, 2025.

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

Fair value of assets and liabilities acquired in business combinations:

The Company allocates the amount it pays for each acquisition to the assets acquired and liabilities assumed based on their fair values at the date of acquisition, including identifiable intangible assets which arise from a contractual or legal right or are separable from goodwill. The Company bases the fair value of identifiable intangible assets acquired in a business combination on detailed valuations that use information and assumptions provided by management to valuation specialists, which consider management’s best estimates of inputs and assumptions that a market participant would use. The Company allocates any excess purchase price that exceeds the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated growth rates, cash flows, discount rates and estimated useful lives could result in different purchase price allocations and amortization expenses in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative expenses on the condensed consolidated statement of operations. In those circumstances where an acquisition involves a contingent consideration arrangement, the Company recognizes a liability equal to the fair value of the contingent payments expected to be made as of the acquisition date. The Company re-measures this liability for each reporting period and records changes in the fair value through operating income within the condensed consolidated statements of operations.

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

Non-Controlling Interests

Non-controlling interests in the Company’s Condensed Consolidated Financial Statements represent the interest in subsidiaries held by venture partners. The venture partners hold noncontrolling interests in the Company’s consolidated subsidiary Nobility Healthcare, LLC. Since the Company consolidates the financial statements of all wholly-owned and majority owned subsidiaries, the noncontrolling owners’ share of each subsidiary’s results of operations are deducted and reported as net income attributable to noncontrolling interest in the Condensed Consolidated Statements of Operations. The Company owns a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary.

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

Recently Issued Accounting Pronouncements. - ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company has evaluated the impact and determined there was no impact to the condensed consolidated financial statements as of September 30, 2025.

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

Going Concern Matters and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in the years ended December 31, 2024 and year to date September 30, 2025 primarily due to reduced gross margins caused by a combination of competitors’ introduction of newer products with more advanced features together with significant price cutting of their products and the recent acquisitions with much smaller margins than the video solutions segment, historically. The Company incurred operating losses of approximately $15.2 million for the year ended December 31, 2024 and $6.2 million during the nine months ended September 30, 2025 and it had an accumulated deficit of $138.8 million as of September 30, 2025. These matters raise substantial doubt about Company’s ability to continue as a going concern.

In recent years the Company has accessed the public and private capital markets to raise funding through the issuance of debt and equity. In that regard, the Company raised approximately $15.5 million during the nine months ended September 30, 2025 and $4.9 million in the year ended December 31, 2024 through private placement transactions and an underwritten public offering. In February 2025, the Company completed an underwritten public offering for net proceeds of approximately $14.3 million and issued an unsecured promissory note, generating an additional $600,000 in net cash proceeds. In September 2025, the Company issued senior secured convertible notes with detachable warrants, resulting in $610,000 of net cash proceeds. These financing activities provided additional liquidity to execute the Company’s business plans and were used to repay debt obligations, settle accounts payable, and fund operations. Management expects to continue accessing the capital markets until the Company achieves consistent positive cash flow from operations; however, there can be no assurance as to the timing or availability of such financing.

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

During the nine months ended September 30, 2025, the Company implemented a cost-reduction program and enhanced its short- and long-term liquidity through (i) the February 2025 public equity offering, (ii) the issuance of senior secured convertible notes, and (iii) entry into a committed equity facility (the “ELOC”). Within the entertainment segment, the Company exited several large partnerships and sponsorships that did not meet expected returns; management does not expect discontinuing these arrangements to materially hinder total revenues in 2025 or thereafter. In the video segment, the Company reduced headcount and relocated to smaller, lower-cost facilities following the sale of its warehouse/office building.

The Company has successfully recorded $8.93 million in deferred revenue as of September 30, 2025, which results in recurring revenue during the period of 2025 to 2028. The Company believes that its quality control and cost-cutting initiatives, expansion to non-law enforcement sales channels and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

As a result of the Company’s implementation of cost-cutting measures and liquidity generated by the recent public equity offerings, the Company has significantly improved its financial position. During the nine months ended September 30, 2025, the working capital deficit improved significantly to $115,393 from $19,377,507 as of December 31, 2024, and stockholders’ equity increased to a positive $7,516,665 from a $9,013,430 deficit; the Company nonetheless recorded a net loss attributable to common stockholders of $1,303,597.

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

NOTE 2. INVENTORIES

Inventories consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw material and component parts– video solutions segment	$2,833,268	$2,589,804
Work-in-process– video solutions segment	49,400	4,906
Finished goods – video solutions segment	1,071,682	1,655,317
Finished goods – entertainment segment	435,077	505,694
Subtotal	4,389,427	4,755,721
Reserve for excess and obsolete inventory– video solutions segment	(1,659,289)	(2,037,252)
Reserve for excess and obsolete inventory – entertainment segment	(107,596)	(132,403)
Total inventories	$2,622,542	$2,586,066

NOTE 3. PREPAID EXPENSES

Prepaid expenses were the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Prepaid inventory	$1,258,538	$1,158,867
Prepaid advertising	32,411	334,882
Prepaid commissions	129,937	131,992
Other	49,381	241,517

Total prepaid expenses	$1,470,267	$1,867,258

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$224,851	$172,872	$—	$51,979
Sponsorship agreement network (entertainment segment)	5,600,000	4,573,333	—	1,026,667
SEO content (entertainment segment)	600,000	600,000	—	0
Personal seat licenses (entertainment segment)	117,339	15,971	—	101,367
Website enhancements (entertainment segment)	48,572	18,808	—	29,765
Client agreements (revenue cycle management segments)	999,034	401,599	—	597,435

	7,589,796	5,782,583	—	1,807,213

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000
Patents and trademarks pending (video solutions segment)	144,710	—	—	144,710

Total	$20,227,979	$5,782,583	$4,830,000	$9,615,396

	December 31, 2024
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$483,521	$377,459	$—	$106,062
Sponsorship agreement network (entertainment segment)	5,600,000	3,733,333	—	1,866,667
SEO content (entertainment segment)	600,000	500,000	—	100,000
Personal seat licenses (entertainment segment)	117,339	13,037	—	104,302
Software	23,653	—	—	23,653
Website enhancements (entertainment segment)	35,900	9,833	—	26,067
Client agreements (revenue cycle management segments)	999,034	326,671	—	672,363
	7,859,447	4,960,333	—	2,899,114

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507
Goodwill (Revenue cycle management segment)	5,480,966	—	4,322,000	1,158,966
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000
Patents and trademarks pending (video solutions segment)	91,738	—	—	91,738

Total	$20,444,658	$4,960,333	$4,830,000	$10,654,325

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Other intangible assets consist of sponsorship agreement network, SEO content, personal seat licenses, website enhancements and client agreements. These assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives.

Intangible Asset Useful Life
Patents and trademarks (video solutions segment)	$3 years
Sponsorship agreement network (entertainment segment)	5 years
SEO content (entertainment segment)	4 years
Personal seat licenses (entertainment segment)	30 years
Software	3 years
Website enhancements (entertainment segment)	3 years
Client agreements (revenue cycle management segments)	10 years

Amortization for the three months ended September 30, 2025 and 2024 was $350,535 and $371,772, respectively, and $1,125,278 and $1,106,939 for the nine months ended September 30, 2025 and 2024, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2025 (October 1, 2025 to December 31, 2025)	$325,007
2026	898,201
2027	112,449
2028	110,151
2029	103,815
2030 and thereafter	257,590

$1,807,213

Annual impairment test

We performed an annual impairment test as of December 31, 2024 for each of our reporting units with remaining goodwill. Subsequent to completing our annual impairment test as of December 31, 2024, no events or changes in circumstances were noted that triggered the requirement for an interim goodwill impairment test for the nine months ended September 30, 2025.

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

We held goodwill of $5,480,966 as of September 30, 2024, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 as of September 30, 2024, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment was $1,158,966 and within the entertainment segment was $5,805,507, as of September 30, 2025 and December 31, 2024.

Indefinite-lived intangible assets

We held indefinite-lived trade names/trademarks of $699,000 as of September 30, 2025 and December 31, 2024, respectively, related to businesses within our entertainment segment.

As a result of our interim impairment test as of the last day of the fiscal third quarter of 2024 management concluded that the carrying amount of a trade name/trademark related to the entertainment segment exceeded its estimated fair value and we recorded a non-cash impairment charge of $201,000, which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the year ended December 31, 2024. The charge was primarily driven by the split-off transaction not being completed when and as expected and our recent revenue and operating performance of the related business given a decline in demand and overall economic uncertainty. The remaining balance for this trade name/trademark was $699,000 as of September 30, 2025 and December 31, 2024.

NOTE 5. DEBT OBLIGATIONS

Debt obligations are comprised of the following:

	September 30, 2025	December 31, 2024
Economic injury disaster loan (EIDL)	$141,948	$144,495
Unsecured Promissory note – Entertainment Segment	550,000	—
Secured convertible note	—	—
Commercial Extension of Credit- Entertainment Segment	—	100,000
Merchant Advances – Video Solutions Segment	—	1,922,750
Senior Secured Promissory Notes	806,451	3,600,000
Unamortized debt issuance costs	(494,668)	(664,719)
Debt obligations	1,003,731	5,102,526
Less: current maturities of debt obligations	865,292	4,961,443

Debt obligations, long-term	$138,439	$141,083

Debt obligations mature on an annual basis as follows as of September 30, 2025:

September 30, 2025
2025 (October 1, 2025 to December 31, 2025)	$628,811
2026	237,379
2027	3,677
2028	3,817
2029 and thereafter	130,047

Total	$1,003,731

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

The advances made are recoupable from client service fees with no more than $25,000 being recouped in any one week. The Company paid the remaining balance in full during the nine months ended September 30, 2025. The outstanding balance as of September 30, 2025 and December 31, 2024 was $-0- and $100,000, respectively.

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

As of December 31, 2024 the outstanding principal balance was $1,922,750 which was paid in full during the nine months ended September 30, 2025. The remaining balance is $-0- as of September 30, 2025.

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

The Company paid the senior secured promissory notes off in full on February 13, 2025 with funds generated by the February 2025 public equity offering (See Note 12). Following is an analysis of the senior secured promissory notes balance:

Amount

Balance, as of December 31, 2023	$—

Issuance of senior secured promissory notes, at par	3,600,000

Discount recognized at issuance date	(1,470,205)

Amortization of discount	805,486

Balance, as of December 31, 2024	2,935,281

Amortization of discount	664,719

Principal payment	(3,600,000)

Balance, as of September 30, 2025	$—

Senior Secured Convertible Note and Committed Equity Financing

On September 15, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which the Company issued Senior Secured Convertible Notes (the “September 2025 Notes”)with an aggregate original principal amount of $806,451 and detachable common stock purchase warrants to purchase 476,569 shares of the Company’s common stock at an exercise price of $2.124 per share. The September 2025 Notes were issued at a 7% original issue discount, providing gross proceeds of $750,000, and bear interest at 8% per annum.

The September 2025 Notes are convertible at the investor’s option at any time at a conversion price equal to a 10% discount to the five-day volume-weighted average price (VWAP) preceding conversion, subject to customary anti-dilution and price-based adjustment provisions. The Company may, subject to certain conditions, redeem all or a portion of the Notes at 110% of the outstanding principal amount. A second closing of $250,000 in additional September 2025 Notes and Detachable Warrants may occur upon the effectiveness of a resale registration statement.

The September 2025 Notes are senior secured obligations, ranking senior to all existing and future indebtedness of the Company, except for specified subsidiaries that provide either a second-priority or no security interest. The Notes are secured by substantially all of the Company’s assets and guaranteed by certain subsidiaries. In connection with the transaction, the Company also entered into a Registration Rights Agreement and a Leak-Out Agreement with customary terms and conditions.

The Company allocated the proceeds between the debt and equity components of the September 2025 Notes based on their relative fair values, recorded a debt discount for the value of the warrants, conversion feature, and original issue discount, and recognized a derivative liability for the variable conversion feature. The debt discount will be amortized to interest expense over the term of the September 2025 Notes using the effective-interest method, and the derivative liability will be remeasured at each reporting date, with changes in fair value recognized in earnings.

The net proceeds of the private placement on September 15, 2025 was $610,000 (after $140,000 deduction for the costs of the offering). The Company allocated the net proceeds from the private placement of the September 2025 Notes and the detachable warrants based upon their relative fair values as of the date of issuance as follows:

Amount

Allocated to the following:

Senior secured promissory notes	$290,583

Detachable warrants	319,417

Total	$610,000

Committed Equity Financing (ELOC)

On September 15, 2025 (the “Closing Date”), the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with an institutional investor (the “ELOC Investor”), providing a committed equity financing facility of up to $25 million (the “Total Commitment”) over a 36-month term. Under the agreement, and subject to certain conditions and limitations, the Company may, at its sole discretion, direct the ELOC Investor to purchase shares of its common stock (“Purchase Shares”) from time to time during the term of the facility.

Concurrently with the execution of the ELOC Purchase Agreement, the Company entered into a Registration Rights Agreement (the “ELOC Registration Rights Agreement”) with the investor, pursuant to which the Company agreed to file one or more registration statements under the Securities Act of 1933, as amended, to register the resale of shares issuable under the facility. The initial registration statement must be declared effective before any sales under the facility may occur.

Upon effectiveness of the registration statement and satisfaction of other customary conditions (the “Commencement Date”), the Company may, from time to time and at its discretion, deliver written purchase notices (“ELOC Purchase Notices”) directing the ELOC Investor to purchase shares of common stock. The purchase price per share will be equal to 92% of the lowest daily trading price of the Company’s common stock during the three-trading-day valuation period following each ELOC Purchase Notice. Each purchase is subject to specified volume and timing restrictions, including that an ELOC Purchase Notice may not be delivered within twenty-four (24) hours of a prior purchase.

The ELOC Investor may not beneficially own more than 4.99% of the Company’s outstanding common stock at any time. Under Nasdaq Capital Market rules, the Company may not issue to the ELOC Investor a number of shares exceeding 19.99% of the Company’s outstanding common stock as of the execution date (the “Exchange Cap”) unless shareholder approval is obtained or certain pricing exceptions are met.

As consideration for the ELOC Investor’s commitment, the Company agreed to pay a 3% commitment fee, payable through a combination of (i) shares of common stock valued based on the five-day VWAP following the effectiveness of the resale registration statement and (ii) cash funded from up to 30% of proceeds from future financings, including drawdowns under the ELOC facility. The Company also reimbursed the investor $30,000 for legal expenses.

The ELOC Purchase Agreement includes customary restrictions on entering into other variable-rate transactions during its 36-month term and prohibits the investor from engaging in short sales or hedging transactions involving the Company’s common stock. The facility may be terminated upon the earlier of (i) the first day of the month following the 36-month anniversary of the Closing Date, (ii) the aggregate purchase price of $25 million having been reached, or (iii) other termination events specified in the agreement. The Company may also terminate the facility at any time after commencement upon five (5) trading days’ written notice.

As of September 30, 2025, the Company has not received shareholder approval of the transactions, nor has the underlying Registration Statement been declared effective and therefore the Company has not sold any shares under the ELOC facility. The Company will record the related commitment fee and transaction costs as deferred equity issuance costs within Additional Paid-In Capital, to be amortized against proceeds from future ELOC drawdowns at such time as the Company has received shareholder approval of the transactions and the underlying Registration Statement has been declared effective. The Company intends to use any future proceeds from sales under the ELOC facility for general corporate and working capital purposes.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$1,116	$1,116

	$—	$—	$1,116	$1,116

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$4,554,640	$4,554,640

	$—	$—	$4,554,640	$4,554,640

The following table represents the change in Level 3 tier value measurements for the nine months ended September 30, 2025:

Warrant Derivative Liabilities

Balance, December 31, 2024	$4,554,640

Issuance of pre-funded warrant derivative liabilities in February 2025 public equity offering	1,803

Issuance/Activation of Series A Warrants issued in connection with the February 2025 public equity offering	1,340,214

Issuance/Activation of Series B Warrants issued in connection with the February 2025 public equity offering	5,406,408

Transition of warrant derivative liability to equity due to exercise of pre-funded warrant derivative liabilities in February 2025 public equity offering	(1,803)

Transition of warrant derivative liability to equity due to exercise of Series B common stock purchase warrants issued in June 2024 Private Placement	(1,989,806)

Transition of warrant derivative liability to equity due to exercise of Series B common stock purchase warrants issued in February 2025 Public Equity Offering	(5,406,320)

Transition of warrant derivative liability to equity due to elimination of net cash settlement provisions relative to the Series A common stock purchase warrants issued in February 2025 Public Equity Offering	(530,101)

Change in fair value of warrant derivative liabilities	(3,373,919)

Balance, September 30, 2025	$1,116

NOTE 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Accrued warranty expense	$—	$11,615
Accrued payroll and related fringes	57,732	428,380
Accrued sales returns and allowances	93,170	93,170
Accrued sales taxes	98,589	104,404
Accrued interest - related party	—	492,177
Accrued board of directors’ fees	120,000	197,000
Customer deposits	2,400	165,779
Other	64,791	21,983
	$436,682	$1,514,508

NOTE 8. INCOME TAXES

The effective tax rate for the three and nine months ended September 30, 2025, and 2024 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2025, primarily because of the recent operating losses.

The Company incurred operating losses in recent years, and it continues to be in a three-year cumulative loss position at September 30, 2025. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to fully reserve its deferred tax assets at September 30, 2025. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of September 30, 2025, the Company had the following estimated Federal net operating loss carry-forwards available to offset future taxable income:

Amount
Tax years generated:
2017 and before	$49,459,000
2018 and after	110,506,000

Federal net operating loss carry-forwards available	$159,965,000

Such tax net operating loss carry-forwards expire between 2025 and 2043 relative to Federal net operating loss carry-forwards generated in tax years 2017 and prior. Federal net operating loss carry-forwards generated in tax years 2018 and after cannot be carried back to prior years and have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 further provides for an annual limitation on usage equivalent to 80% of taxable income. In addition, the Company had research and development tax credit carry-forwards totaling $1,796,111 available as of September 30, 2025, which expire between 2025 and 2040.

The Company’s 2023 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments.

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

As of September 30, 2025 and December 31, 2024, we are able to estimate a range of reasonably possible loss related to the Culp McCauley case (when taking into account, among other things, the uncertainty of recovering the judgment amount owed to the Company by Culp McAuley, Brandon Culp and Campbell McAuley, jointly and severally), our estimate of the aggregate reasonably possible loss could be the entire balance of the judgment. The Company has recorded an additional loss of $1,959,396 on this matter as of December 31, 2024 which together with the previously recorded losses in prior years, reduces the Company’s net exposure to zero at September 30, 2025 and December 31, 2024. Our estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties, which may change quickly and significantly from time to time, particularly if and as we engage with applicable governmental agencies or plaintiffs in connection with a proceeding. Also, the matters underlying the reasonably possible loss will change from time to time. As a result, actual results may vary significantly from the current estimate.

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

The Company continues to work diligently to regain and maintain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement as promptly as possible. In that regard, management believes that it has achieved compliance with the Stockholders’ Equity Requirement as reported in the accompanying Statement of Stockholders’ Equity (Deficit) as of September 30, 2025. Furthermore, management believes that it has achieved compliance with the Minimum Bid Price Requirement prior to June 6, 2025, as required by the Panel. Management believes that it has met all other requirements as requested by the Panel. There are no assurances however, that the Company will be able to meet and maintain all such conditions required by the Panel.

On October 17, 2025, the Company received notice from Nasdaq that notified the Company that it had regained full compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement. The Nasdaq has now placed the Company under a one-year Discretionary Panel Monitor. Under the Discretionary Panel Monitor, the Company will not be permitted to request additional time to regain compliance with any deficiencies that occur within the one-year period regarding noncompliance with the Periodic Filing or Bid Price Rules. Such one-year period expires on July 31, 2026 with regard to the Periodic Filing Rules and September 2, 2026 regarding the Bid Price Rules.

NOTE 10. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $32,450 and $101,467 for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). The Company has registered all shares of Common Stock that are issuable under its Plans with the SEC. A total of 69 shares remained available for awards under the various Plans as of September 30, 2024.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the nine months ended September 30, 2025 and 2024 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	26	$102,907.69
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2025	26	$102,907.69
Exercisable at September 30, 2025	26	$102,907.69

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	27	$91,100.00
Granted	—	—
Exercised	—	—
Forfeited	(1)	—
Outstanding at September 30, 2024	26	$91,100.00
Exercisable at September 30, 2024	26	$91,100.00

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2025 and 2024.

At September 30, 2025 and December 31, 2024, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2025:

	Outstanding options	Weighted average	Exercisable options	Weighted average
Exercise price range	Number of options	remaining contractual life	Number of options	remaining contractual life

$0.01 to $39.999	1	6.3 years	1	6.3 years
$40,000 to $69,999	7	5.8 years	7	5.8 years
$70,000 to $99,999	10	4.1 years	10	4.1 years
$100,000 to $129,999	7	2.9 years	7	2.9 years
$130,000 to $159,999	1	0.6 years	1	0.6 years

Total	26	4.1 years	26	4.1 years

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

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2025 and 2024 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2025	25	$10,960.00
Granted	—	—
Vested	(12)	(7,060.00)
Forfeited	—	—
Nonvested balance, September 30, 2025	13	$9,082.31

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2024	27	$22,540.00
Granted	40	4,240.00
Vested	(16)	(20,120.00)
Forfeited	(26)	(44,400.00)
Nonvested balance, September 30, 2024	25	$8,680.00

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of September 30, 2025, there was $26,084 representing total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next thirty-one months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2025 (October 1, 2025 to December 31, 2025)	—
2026	6
2027	4
2028	3
2029	—

NOTE 11. COMMON STOCK PURCHASE WARRANTS

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2025 and 2024:

	Warrants	Weighted average exercise price
Balance, January 1, 2025	5,448	$1,900.00
Issuance February 2025 – Prefunded Warrants	49,075	0.001
Issuance/activation of February 2025 – Series A Warrants	347,796	62.00
Issuance of September 2025 – Detachable Warrants	476,569	2.124
Issuance/activation of February 2025 – Series B Warrants	1,669,357	—
Exercise February 2025 – Prefunded Warrants	(49,075)	0.001
Exercised June 2024 - Series B warrants	(1,897)	0.001
Exercised February 2025 – Series B Warrants	(1,669,320)	—
Terminated/Cancelled	—	—
Balance, September 30, 2025	827,953	$171.22

	Warrants	Weighted average exercise price
Balance, January 1, 2024	563	$13,000.00
Issued	884	5,020.00
Exercised	—	—
Terminated/Cancelled	—	—
Balance, September 30, 2024	1,447	$8,120.00

The total intrinsic value of all outstanding warrants aggregated $88 and $2,128,320 as of September 30, 2025 and December 31, 2024, respectively and the weighted average remaining term was 45.6 and 42.6 months as of September 30, 2025 and 2024, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of Common Stock as of September 30, 2025:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$—	37	2.1 years
$2.124	476,569	5.0 years
$62.00	347,796	4.6 years
$1,004.00	2,989	3.7 years
$11,000,00	188	2.5 years
$13,000.00	188	2.5 years
$15,000.00	186	2.5 years

	827,953	4.8 years

September 2025 Detachable Purchase Warrants

On September 15, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company issued Senior Secured Convertible Notes (the “September 2025 Notes”) with an aggregate original principal amount of $806,451 and detachable common stock purchase warrants to purchase 476,569 shares of the Company’s common stock at an exercise price of $2.124 per share. The detachable common stock purchase warrants have a term of 5 years from the date of issuance.

February 2025 Purchase Warrants

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

During the nine months ended September 30, 2025, the pre-funded warrants to purchase 49,075 shares of Common Stock were fully exercised. In conjunction with the exercise of the pre-funded warrants, the Company transitioned the related warrant derivative liability totaling $1,803 to equity as of their exercise date. The warrant derivative liability related to the pre-funded warrants was $-0- as of September 30, 2025.

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

Of the 1,669,357 total Series B warrants issued on May 6, 2025 a total of 1,669,320 warrants valued at $5,406,320 were immediately exercised by their holders and transitioned to equity during the three and nine months ended September 30, 2025. There remain 37 Series B warrants issued and outstanding at September 30, 2025 which were valued at $88.

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

During the year ended December 31, 2024, prefunded warrants to purchase 28,650 shares of Common Stock were fully exercised. No pre-funded warrants were exercised during the three months ended September 30, 2025. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $584,955 to equity as of their exercise date in 2024. The warrant derivative liability related to the remaining unexercised Series B warrants was $1,989,806 as of December 31, 2024. The change in fair value of the Series B warrant derivative liability from their issuance date through December 31, 2024 totaled $290,965 which was included as a loss in the condensed consolidated statement of operations for the year ended December 31, 2024.

During the nine months ended September 30, 2025, Series B warrants to purchase 1,897 shares of Common Stock were fully exercised. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $1,989,806 to equity as of their exercise date. The warrant derivative liability related to the Series B warrants was $-0- as of September 30, 2025, as they are now fully exercised.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the derivative liability relative to the prefunded warrants and Series A warrants as of their date of issuance and as of December 31, 2024 and September 30, 2025:

	Issuance date assumptions	December 31, 2024 assumptions	September 30, 2025 assumptions
Volatility – range	72.1 - 101.1%	105.7%	151.59%
Risk-free rate	4.25 – 5.46%	4.38%	3.68%
Dividend	—%	—%	—%
Remaining contractual term	0.1-5.0 years	4.5 years	3.7 years
Exercise price	$5,020.00	$1,004.00	1,004.00
Common stock issuable under the warrants	884	2,989	2,989

The Company recognized the fair value of the Series A warrants of $1,998,074 as a warrant derivative liability as of the date of issuance. There have been no Series A warrants exercised through September 30, 2025. The fair value of the warrant derivative liability related to the Series A warrants was $1,853 and $2,408,598 as of September 30, 2025 and December 31, 2024, respectively. The change in fair value of the Series A warrant derivative liability from December 31, 2024 to September 30, 2025 totaled $2,406,745 which was included as a gain in the condensed consolidated statements of operations for the nine months ended September 30, 2025.

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

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the warrant derivative liabilities as of September 30, 2025 and as of December 31, 2024:

	December 31, 2024 assumptions	September 30, 2025 assumptions
Volatility – range	109.5%	151.59%
Risk-free rate	4.38%	3.68%
Dividend	—%	—%
Remaining contractual term	3.3 years	2.5 years
Exercise price	11,000.00 – 15,000.00	11,000.00 – 15,000.00
Common stock issuable under the warrants	562	562

NOTE 12 - STOCKHOLDERS’ EQUITY

Senior Secured Convertible Note and Committed Equity Financing

On September 15, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which the Company issued Senior Secured Convertible Notes with an aggregate original principal amount of $806,451 and Warrants to purchase 476,569 shares of the Company’s common stock at an exercise price of $2.124 per share. The Notes were issued at a 7% original issue discount, providing gross proceeds of $750,000, and bear interest at 8% per annum.

The net proceeds of the private placement on September 15, 2025 was $610,000 (after $140,000 deduction of costs of the offering). The Company allocated the net proceeds from the private placement of the senior secured promissory notes and the detachable warrants based upon their relative fair values as of the date of issuance as follows:

Amount

Allocated to the following:

Senior secured promissory notes	$290,583

Detachable warrants	319,417

Total	$610,000

Committed Equity Financing (ELOC)

On September 15, 2025 (the “Closing Date”), the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with an institutional investor (the “ELOC Investor”), providing a committed equity financing facility of up to $25 million (the “Total Commitment”) over a 36-month term. Under the agreement, and subject to certain conditions and limitations, the Company may, at its sole discretion, direct the ELOC Investor to purchase shares of its common stock (“Purchase Shares”) from time to time during the term of the facility.

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

Cancellation of Restricted Stock

During the nine months ended September 30, 2025 and 2024, the Company cancelled -0- and 1 shares due to termination of employees, respectively.

Exercise of Prefunded Warrants

During the three months ended September 30, 2025, prefunded warrants to purchase 49,075 shares of Common Stock that were issued in conjunction with the February 2025 public equity offering of Common Stock, were fully exercised at an exercise price of $0.001 per share.

During the three months ended September 30, 2025, Series B warrants to purchase 1,897 shares of Common Stock that were issued in conjunction with the June 2024 public equity offering of Common Stock, were fully exercised for total proceeds of $3,793. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $1,989,806 to equity as of their exercise date.

Noncontrolling Interests

The Company has a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of operations as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net (loss) income attributable to noncontrolling interests of consolidated subsidiary of $(58,525) and $2,000,206 for the three months ended September 30, 2025 and 2024, respectively and $(118,133) and $1,939,143 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 13. RELATED PARTY TRANSACTIONS

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $42,082 and $245,716 as of September 30, 2025 and December 31, 2024, respectively. Total management fees accrued and payable in accordance with the operating agreement totaled $20,933 and $38,625 as of September 30, 2025 and December 31, 2024, respectively. The company recorded management fee expense of $30,255 and $22,403 for the nine months ended September 30, 2025 and 2024, respectively.

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

On August 19, 2024, the parties agreed to amend the note whereby the repayment dates were extended to begin on January 2, 2025 and continue at $54,000 for 50 consecutive weeks plus interest. The parties did not change any other provisions or terms of the note. The amendment was determined to be a modification of the note rather than an extinguishment and reissuance of a new note. Payments totaling $22,000 have been made through September 30, 2025.

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

On June 4, 2025, the parties agreed to a third modification of the TicketSmarter Related Party Note. The modification reduced the outstanding principal amount from $2,678,000 to $2,000,000, eliminated all accrued interest totaling $43,515 as of the date of the third modification, the interest rate remained at 8% per annum, and extended and reduced the repayment amount from $11,000 per week to $9,600 per week beginning January 1, 2026. The modification was deemed to be an extinguishment of debt resulting in a gain on extinguishment of note payable – related party of $622,622 during the three and nine months ended September 30, 2025.

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

Company Related Party Note

On August 22, 2024, Digital Ally’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. In addition, on October 24, 2024, Digital Ally’s Chief Executive Officer, made an additional loan in the amount of $40,000 to the Company to support its operations. These transactions were recorded as related party notes payable (the “Company Related Party Notes”). The Company Related Party Notes bear interest at prime rate (8.00% as of September 30, 2025 and December 31, 2024) per annum with repayment due on demand. The Company paid off the Company Related Party Notes in full during the nine months ended September 30, 2025. As of December 31, 2024, the entire Company Related Party note of $140,000, is classified as current, with an accrued interest balance of $3,465. The Company Related Party Notes balance is $-0- and $140,000 and an accrued interest balance of $-0- and $3,465 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company paid $50,000 on July 8, 2025 to enter into the global Master Distribution Agreement with Redwood which included warrants to acquire a minority ownership position in Redwood for a period of 5 years. The Company’s CEO and CFO are minority beneficial shareholders of Redwood. There have been no other transactions during the three and nine months ended September 30, 2025, between the Company and Redwood.

NOTE 14. GAIN ON EXTINGUISHMENT OF LIABILITIES

The Company recorded gains on the extinguishment of liabilities for the three months ended September 30, 2025 and 2024 of $13,275, and $9,385, respectively, and $2,243,991, and $691,730 for the nine months ended September 30, 2025 and 2024, respectively. The gains reflect income related to the video solutions and entertainment segment’s ability to negotiate down payables and other contract obligations during the three months ended September 30, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025. The discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

The gain on extinguishment of liabilities was $691,730 for the nine months ended September 30, 2024, reflects income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

NOTE 15. NET LOSS PER SHARE

The calculations of the weighted average number of shares outstanding and loss per share outstanding for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted loss per share – Net loss attributable to common stockholders	$(1,021,867)	$(3,470,506)	$(1,303,597)	$(12,485,388)

Denominator for basic loss per share – weighted average shares outstanding	1,727,421	1,910	930,386	1,602

Dilutive effect of shares issuable under stock options outstanding	—	—	—	—

Dilutive effect of shares issuable under common stock purchase warrants	—	—	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	1,727,421	1,910	930,386	1,602

Net loss per share:
Basic	$(0.59)	$(1,817.02)	$(1.40)	$(7,793.63)
Diluted	$(0.59)	$(1,817.02)	$(1.40)	$(7,793.63)

Basic loss per share is based upon the weighted average number of shares of Common Stock outstanding during the period. For the three and nine months ended September 30, 2025 and 2024, all shares issuable upon the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

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

Summarized financial information for the Company’s reportable business segments is provided for the three months ended September 30, 2025, and 2024:

Three months ended September 30, 2025

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$229,629	$434,793	$—	$—	$664,422
Service	1,216,592	1,294,980	1,361,163	—	3,872,735
Total segment net revenues	1,446,221	1,729,773	1,361,163	—	4,537,157
Less significant segment expense
Cost of Revenue - Product	476,667	428,523	—	—	905,190
Cost of Revenue – Service and other	298,605	1,111,577	850,210	—	2,260,392
Research and development expense	137,755	—	—	—	137,755
Selling, advertising and promotional expense	72,392	34,557	3,057	—	110,006
General and administrative expense	280,744	781,366	388,460	795,026	2,245,596

Total segment operating income (loss)	$180,058	$(626,250)	$119,436	$(795,026)	(1,121,782)

Non-operating (expenses) income:
Interest income					17,887
Interest expense					(90,697)
Change in fair value of derivative liabilities					839
Gain on the extinguishment of liabilities					13,275
Gain on extinguishment of debt – related party					—
Other non-operating income (loss)					217,136
Total non-operating income (loss)					158,440

Income before income tax benefit (provision)					$(963,342)

Depreciation and amortization expense	$36,334	$336,549	$26,756	$—	$399,639

Total identifiable assets, net of eliminations	$11,113,519	$4,538,676	$4,712,364	$4,711,482	$25,076,041

Three months ended September 30, 2024

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$306,245	$497,700	$—	$—	$803,945
Service	890,117	755,857	1,601,792	—	3,247,766
Total segment net revenues	1,196,362	1,253,557	1,601,792	—	$4,051,711
Less significant segment expenses:
Cost of Revenue - Product	157,336	390,226	—	—	547,562
Cost of Revenue – Service and other	269,962	935,070	559,143	—	1,764,175
Research and development expense	210,818	—	—	—	210,818
Selling, advertising and promotional expense	220,342	187,231	7,154	—	414,727
Goodwill and intangible asset impairment charge	—	—	4,830,000	—	4,830,000
General and administrative expense	248,849	1,257,964	290,719	1,691,086	3,666,728
Total segment operating income (loss)	$(89,055)	$(1,516,934)	$(4,085,224)	$(1,691,086)	$(7,382,299)

Non-operating (expenses) income:
Interest income					13,775
Interest expense					(771,846)
Change in fair value of derivative liabilities					2,530,675
Other Other income (expense)					8,920
Gain on the extinguishment of debt					9,385
Loss on extinguishment of debt					(310,505)
Gain on sale of property, plant and equipment					431,183
Total non-operating income (loss)					1,911,587

Loss before income tax benefit (provision)					$(5,470,712)

Depreciation and amortization expense	$133,246	$26,735	$339,265	$—	$499,246

Total identifiable assets, net of eliminations	$16,876,673	$1,969,225	$6,037,666	$7,379,605	$32,263,169

Summarized financial information for the Company’s reportable business segments is provided for the nine months ended September 30, 2025, and 2024:

Nine months ended September 30, 2025

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$721,992	$2,880,210	$—	$—	$3,602,202
Service	2,987,182	3,911,068	4,144,008	—	11,042,258
Total segment net revenues	3,709,174	6,791,278	4,144,008	—	14,644,460
Less significant segment expenses:
Cost of Revenue - Product	1,125,676	4,357,017	—	—	5,482,693
Cost of Revenue – Service and other	986,011	3,218,978	2,616,329	—	6,821,318
Research and development expense	405,983	—	—	—	405,983
Selling, advertising and promotional expense	276,603	206,049	18,532	—	501,184
General and administrative expense	740,211	2,507,947	1,268,059	3,108,600	7,624,817

Total segment operating income (loss)	$174,690	$(3,498,713)	$241,088	$(3,108,600)	$(6,191,535)

Non-operating (expenses) income:
Interest income					95,808
Interest expense					(960,250)
Change in fair value of derivative liabilities					3,373,919
Gain on the extinguishment of liabilities					2,243,991
Gain on extinguishment of debt – related party					—
Other non-operating income (loss)					252,603
Total non-operating income (loss)					5,006,071

Income before income tax benefit (provision)					$(1,185,464)

Depreciation and amortization expense	$134,617	$1,064,726	$77,117	$—	$1,276,460

Total identifiable assets, net of eliminations	$11,113,519	$4,538,676	$4,712,364	$4,711,482	$25,076,041

Nine months ended September 30, 2024

	Video Solutions	Entertainment	Revenue cycle Management	Corporate and other	Total
Net revenues:
Product	$1,648,373	$2,929,019	$—	$—	$4,577,392
Service	2,851,952	3,167,208	4,600,745	—	10,619,905
Total segment net revenues	4,500,325	6,096,227	4,600,745	—	15,197,297
Less significant segment expenses:
Cost of Revenue - Product	1,913,356	3,620,853	—	—	5,534,209
Cost of Revenue – Service and other	964,412	2,325,987	2,868,885	—	6,159,284
Research and development expense	1,244,060	—	—	—	1,244,060
Selling, advertising and promotional expense	1,008,653	876,062	17,774	—	1,902,489
Goodwill and intangible asset impairment charge			4,830,000		4,830,000
General and administrative expense	1,279,090	(3,260,740)	(839,847)	5,083,070	10,462,747

Total segment operating income (loss)	$(1,909,246)	$(3,987,415)	$(3,955,761)	$(5,083,070)	$(14,935,492)

Non-operating (expenses) income:
Interest income					63,064
Interest expense					(2,505,536)
Change in fair value of derivative liabilities					2,178,965
Other Other income (expense)					66,966
Gain on the extinguishment of liabilities					691,730
Loss on extinguishment of debt					(379,332)
Gain on sale of intangibles					5,582
Gain on sale of property, plant and equipment					389,522
Total non-operating income (loss)					501,961

Loss before income tax benefit (provision)					$(14,424,531)

Depreciation and amortization expense	$520,970	$80,164	$977,112	$—	$1,578,246

Total identifiable assets, net of eliminations	$16,876,673	$1,969,225	$6,037,666	$7,379,605	$32,263,169

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

Note 18. SUBSEQUENT EVENTS

Nasdaq Notifications

On October 17, 2025, the Company received notice from Nasdaq that notified the Company that it had regained full compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement. The Nasdaq has now placed the Company under a one-year Discretionary Panel Monitor. Under the Discretionary Panel Monitor, the Company will not be permitted to request additional time to regain compliance with any deficiencies that occur within the one-year period regarding noncompliance with the Periodic Filing or Bid Price Rules. Such one-year period expires on July 31, 2026 with regard to the Periodic Filing Rules and September 2, 2026 regarding the Bid Price Rules.

Annual Meeting (scheduled)

The Company’s annual meeting of stockholders was originally scheduled to occur on November 3, 2025, however it has been postponed pending resolution of the US Government shutdown including the re-opening of the Securities and Exchange Commission. The Company’s annual meeting of stockholders will be held for the following purposes:

1. To elect four directors.

2. To ratify the appointment of Victor Mokuolu CPA PLLC as our independent registered public accounting firm;

3. To approve the transactions contemplated by the securities purchase agreement, entered into as of September 15, 2025, by and between the Company and a certain institutional investor, including, the issuance of 20% or more of our outstanding shares of our Common Stock, par value $0.001 per share (“Common Stock”) upon (i) conversion of the senior secured convertible notes due September 15, 2026, and (ii) exercise of the Common Stock Purchase Warrants dated September 15, 2025.

4. To approve the transactions contemplated by the Common Stock purchase agreement, entered into as of September 15, 2025 (the “ELOC Purchase Agreement”), by and between the Company and a certain institutional investor, including, the issuance of 20% or more of our outstanding shares of Common Stock pursuant to the ELOC Purchase Agreement.

5. To approve the amendment to the 2022 Digital Ally, Inc. Stock Option and Restricted Stock Plan which increases the number of shares reserved for issuance under such Plan by 375,000 shares of Common Stock;

6. To approve a non-binding advisory proposal to approve the compensation paid to the Company’s named executive officers;

7. To approve a non-binding advisory proposal on the frequency of the stockholder advisory vote on executive compensation;

8. To consider and act upon such other business as may properly come before the Annual Meeting or any adjournment thereof.

Issuance of restricted common stock

On November 7, 2025, the Company issued an aggregate of 171,015 shares of the Company’s common stock to the ELOC Investor (see Note 5) as part of the 3% commitment fee owed under the ELOC Purchase Agreement. The shares were issued in book-entry form as Rule 144 restricted stock however the Company is expected to file a Registration Statement on Form S-1 to register these shares.

Following this issuance, the Company’s total shares outstanding increased from 1,727,421 to 1,898,436.

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

The Company has worked diligently to regain and maintain compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement as promptly as possible. In that regard, management believes that it has achieved compliance with the Stockholders’ Equity Requirement as reported in the accompanying Statement of Stockholders’ Equity (Deficit) as of September 30, 2025. Furthermore, management believes that it has achieved compliance with the Minimum Bid Price Requirement prior to June 6, 2025, as required by the Panel. Management believes that it has met all other requirements as requested by the Panel. There are no assurances however, that the Company will be able to meet and maintain all such conditions required by the Panel.

On October 17, 2025, the Company received notice from Nasdaq that it had regained full compliance with the Minimum Bid Price Requirement and Stockholders’ Equity Requirement. The Nasdaq has now placed the Company under a one-year Discretionary Panel Monitor. Under the Discretionary Panel Monitor, the Company will not be permitted to request additional time to regain compliance with any deficiencies that occur within the one-year period regarding noncompliance with the Periodic Filing or Bid Price Rules. Such one-year period expires on July 31, 2026 with regard to the Periodic Filing Rules and September 2, 2026 regarding the Bid Price Rules.

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

Comparison of the Three Months Ended September 30, 2025 and 2024

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the three months ended September 30, 2025, and 2024:

	Three Months Ended September 30,
	2025	2024
Net Revenues:
Video Solutions	$1,446,221	$1,196,362
Revenue Cycle Management	1,361,163	1,601,792
Entertainment	1,729,773	1,253,557
Total Net Revenues	$4,537,157	$4,051,711

Gross Profit (loss):
Video Solutions	$670,949	$769,063
Revenue Cycle Management	510,953	666,723
Entertainment	189,673	304,188
Total Gross Profit	$1,371,575	$1,739,974

Operating Income (loss):
Video Solutions	$180,058	$(89,055)
Revenue Cycle Management	119,436	(4,085,224)
Entertainment	(626,250)	(1,516,934)
Corporate	(795,026)	(1,691,086)
Total Operating Income (Loss)	$(1,121,782)	$(7,382,299)

Depreciation and Amortization:
Video Solutions	$36,334	$133,246
Revenue Cycle Management	26,756	26,735
Entertainment	336,549	339,265
Total Depreciation and Amortization	$399,639	$499,246

Assets (net of eliminations):
Video Solutions	$11,113,519	$16,876,673
Revenue Cycle Management	4,538,676	1,969,225
Entertainment	4,712,364	6,037,666
Corporate	4,711,482	7,379,605
Total Identifiable Assets	$25,076,041	$32,263,169

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

The following table presents revenues by type and segment:

	Three Months Ended September 30,
	2025	2024	% Change
Product revenues:
Video solutions	$229,629	$306,245	(25.0)%
Entertainment	434,793	497,700	(12.6)%
Total product revenues	664,422	803,945	(17.4)%
Service and other revenues:
Video solutions	1,216,592	890,117	36.7%
Entertainment	1,294,980	755,857	71.3%
Revenue cycle management	1,361,163	1,601,792	(15.0)%
Total service and other revenues	3,872,735	3,247,766	19.2%
Total revenues	$4,537,157	$4,051,711	12.0%

Our video solutions operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Our entertainment segment also generates product revenues from the sale of tickets, merchandise, parking and concessions at live events that it sponsors such as the annual Country Stampede music festival. Service sales through TicketSmarter are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment are as follows:

	Three Months Ended September 30,
	2025	2024
Product Revenues:
Video Solutions	$229,629	$306,245
Revenue Cycle Management	—	—
Entertainment	434,793	497,700
Total Product Revenues	$664,422	$803,945

Product revenues for the three months ended September 30, 2025 and 2024 were $664,422 and $803,945, respectively, a decrease of $139,523 (17.4%), due to the following factors:

●	Entertainment segment revenue was $434,793 for the three months ended September 30, 2025, compared to $497,700 for the three months ended September 30, 2024, a decrease of $62,907 (12.6%). Segment revenue includes amounts related to the 2026 Country Stampede music festival (held annually in late June) and the resale of tickets purchased for live events, sporting events, concerts, and theatre, which are sold through various platforms to customers. The decrease primarily reflects a lower volume of primary ticket sales as TicketSmarter focused on higher-margin events to improve gross margins.

●	Video solutions segment revenue was $229,629 for the three months ended September 30, 2025, compared to $306,245 for the three months ended September 30, 2024, a decrease of $76,616 (25.0%). The year-over-year decline reflects continued pressure on product revenue as our in-car and body-worn systems face increased competition from newer products with advanced features. In addition, law-enforcement revenue decreased due to limited on-hand inventory to fulfill backlog orders, price competition and other competitive actions, and adverse marketplace effects related to our recent financial condition. During the first and second quarters of 2025, we restarted our product supply chain using proceeds from the February 2025 public equity offering, which we expect will support improved product availability and sales during the remainder of 2025.

●	Our video solutions operating segment management continues to migrate commercial customers from upfront hardware sales to a recurring service-fee model. Accordingly, we expect lower commercial hardware unit sales (principally DVM-250, FLT-250, and portions of our body-worn camera line) as customers transition to arrangements in which hardware is provided as part of a monthly subscription. In the second quarter of 2020, we launched a subscription plan for body-worn cameras and related equipment that enables law enforcement agencies to pay a monthly fee without a significant upfront capital outlay. The program has gained traction, contributing to a mix shift from product to service revenue, and we expect this trend to continue, generating recurring revenues over a three- to five-year horizon.

Service and other revenues by operating segment is as follows:

	Three months ended September 30,
	2025	2024
Service and Other Revenues:
Video Solutions	$1,216,592	$890,117
Revenue Cycle Management	1,361,163	1,601,792
Entertainment	1,294,980	755,857
Total Service and Other Revenues	$3,872,735	$3,247,766

Service and other revenues for the three months ended September 30, 2025 and 2024 were $3,872,735 and $3,247,766, respectively, an increase of $624,969 (19.2%), due to the following factors:

●	Cloud revenue within the video solutions segment was $668,999 for the three months ended September 30, 2025, compared to $710,580 for the three months ended September 30, 2024, a decrease of $41,581 (5.9%). Despite this slight decline, we continue to see increased adoption of our cloud solutions by law enforcement customers, driven by deployments of our cloud-based EVO-HD in-car system and next-generation body-worn camera products. We expect this adoption to continue through 2025 as customers migrate from local to cloud storage.

●	Extended warranty services revenue was $491,297 for the three months ended September 30, 2025, compared to $141,716 for the three months ended September 30, 2024, an increase of $349,581 (246.7%). The increase was primarily driven by a non-recurring catch-up from a single customer that settled past-due extended warranty fees related to services provided in fourth quarter of 2024, resulting in higher revenue recognized in the current period.

●	Our entertainment operating segment generated service revenues totaling $1,294,980 and $755,857 for the three months ended September 30, 2025 and 2024, respectively, an increase of $539,123 (71.3%). TicketSmarter earns fees on transactions processed through the TicketSmarter.com platform for the purchase and resale of tickets to live events nationwide. Period results may vary as we continue to right-size the segment and prioritize profitability. In the quarter, we reduced ticketing volume for events that did not meet gross-margin thresholds while increasing emphasis on higher-margin events and expanding digital marketing activities, which together drove higher service revenue year over year.

●	Our revenue cycle management operating segment generated service revenues totaling $1,361,163 and $1,601,792 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $240,630 (15.0%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top-line revenue.

Total revenues for the three months ended September 30, 2025, and 2024 were $4,537,157 and $4,051,711, respectively, an increase of $485,446 (12.0%) due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended September 30, 2025, and 2024 was $905,190 and $547,562, respectively, an increase of $482,610 (19.9%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended September 30, 2025, and 2024 were 179% and 155%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended September 30,
	2025	2024
Cost of Product Revenues:
Video Solutions	$476,667	$157,336
Revenue Cycle Management	—	—
Entertainment	428,523	390,226
Total Cost of Product Revenues	$905,190	$547,562

The increase in cost of goods sold for our video solutions segment was primarily attributable to a higher component and expedite freight costs, increased repair and refurbishment costs for returned units, and increased scrap – receiving associated with incoming inspection failures as compared to the same period in the prior year. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 207.6% for the three months ended September 30, 2025 as compared to 51% for the three months ended September 30, 2024.

Cost of products sold within the entertainment segment increased slightly period over period, principally due to higher variable costs (ticket acquisition, event settlement, and payment processing). The increase was partially offset by a continued focus on higher-margin events, which limited cost growth as a percentage of revenue. Cost of product sold as a percentage of product revenues for the entertainment segment increased to 98.6% for the three months ended September 30, 2025 as compared to 78.40% for the three months ended September 30, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the three months ended September 30, 2025, and 2024 was $2,260,392 and $1,764,175, respectively, an increase of $496,217 (28.1%). Overall cost of goods sold for services as a percentage of service revenues for the three months ended September 30, 2025, and 2024 were 58% and 54%, respectively. Cost of service revenues by operating segment is as follows:

	Three months ended September 30,
	2025	2024
Cost of Service Revenues:
Video Solutions	$298,605	$269,962
Revenue Cycle Management	850,210	935,070
Entertainment	1,111,577	559,143
Total Cost of Service Revenues	$2,260,392	$1,764,175

The increase in cost of service revenues for our video solutions segment demonstrates the leverage we are enjoying as we increase our service revenues during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Cost of service revenues as a percentage of service revenues for the video solutions segment decreased to 24.5% for the three months ended September 30, 2025 as compared to 30.3% for the three months ended September 30, 2024.

Cost of service revenues as a percentage of service revenues for the revenue cycle management operating segment remained consistent at 62.5% for the three months ended September 30, 2025 as compared to 58.4% for the three months ended September 30, 2024.

The increase in entertainment operating segment cost of service revenues is due to management right sizing the business working towards profitability. The entertainment segment terminated several unprofitable sponsorships which required termination payments during the three months ended September 30, 2025, that is expected to lead to improvements in costs of service revenues during the remainder of 2025. The entertainment segment cost of service revenue was $1,111,577 for the three months ended September 30, 2025, compared to $559,143 for the three months ended September 30, 2024. Cost of service revenues as a percentage of service revenues for the entertainment segment increased to 85.8% for the three months ended September 30, 2025 as compared to 74.0% for the three months ended September 30, 2024.

Gross Profit

Overall gross profit for the three months ended September 30, 2025 and 2024 was $1,371,575 and $1,739,974, respectively, a decrease of $368,399 (21.2%). Gross profit by operating segment was as follows:

	Three months ended September 30,
	2025	2024
Gross Profit:
Video Solutions	$670,949	$769,063
Revenue Cycle Management	510,953	666,723
Entertainment	189,673	304,188
Total Gross Profit	$1,371,575	$1,739,974

The decrease in gross profits is primarily due to lower revenue and a higher cost of sales as a percentage of revenue, particularly within the entertainment segment’s service revenues. Cost of sales as a percentage of total revenues increased to 69.8% for the three months ended September 30, 2025, from 57% in the prior-year period, resulting in margin compression. We are pursuing a multi-pronged margin-improvement plan for the Entertainment business—focused on right-sizing, pricing discipline, and mix optimization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2,493,357 and $9,122,273 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $6,628,916 (72.7%). The decrease was primarily driven by fewer new advertising sponsorships and reductions in headcount within selling, general and administrative functions as the Company right-sized operations across all segments. Additionally, the prior-year period included a goodwill and intangible asset impairment charge that did not recur, further contributing to the year-over-year decrease. Our selling, general and administrative expenses as a percentage of sales decreased to 55% for the three months ended September 30, 2025 compared to 225% in the same period in 2024. The significant components of selling, general and administrative expenses are as follows:

	For the three months ended
	September 30,
	2025	2024
Research and development expense	$137,755	$210,818
Selling, advertising and promotional expense	110,006	414,727
General and administrative expense	2,245,596	3,666,728
Goodwill and intangible asset impairment charge	—	4,830,000

Total	$2,493,357	$9,122,273

Research and development expense. Our research and development expenses totaled $137,755 and $210,818 for the three months ended September 30, 2025 and 2024, respectively which represents a decrease of $73,063 (34.7%). The decrease in research and development expense reflects a narrower project portfolio and a reallocation of resources toward sustaining engineering and targeted enhancements, including reductions in engineering headcount and third-party development spend.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $110,006 and $414,727 for the three months ended September 30, 2025 and 2024, respectively, a decrease of $304,721 (73.5%). Selling, advertising, and promotional expenses decreased due to significant reductions in sales staffing and in promotional and advertising activities, undertaken to right-size these expenses to current revenue levels. Additionally, the decline reflects fewer new sponsorship agreements at the Company and its subsidiary, TicketSmarter.

General and administrative expense. General and administrative expenses totaled $2,245,596 and $3,666,728 for the three months ended September 30, 2025 and 2024, respectively which represents a decrease of $1,421,132 (38.8%). The decrease in general and administrative expenses in the three months ended September 30, 2025 compared to the same period in 2024 is primarily attributable to a substantial decrease in legal and professional expenses for the three months ended September 30, 2025 compared to the same period in 2024 due to the failed merger with CloverLeaf in the 2024 period and various capital raises we have undertaken in 2024. We also implemented decreases in administrative salaries and reductions in headcount during the 2025 period in order to right-size our expenses across all operating segments with our revenues.

Operating Loss

For the reasons previously stated, our operating loss was $1,121,782 and $7,382,299 for the three months ended September 30, 2025 and 2024, respectively, an improvement in our operating loss of $6,260,517 (84.8%). Operating loss as a percentage of revenues improved to 24.7% in 2025 as compared to 182% in 2024.

Interest Income

Interest income increased to $17,887 for the three months ended September 30, 2025, from $13,775 in 2024, which reflects our overall increase in our cash and cash equivalent levels in 2025 compared to 2024 due to funds generated in the February 2025 public equity offering and the net proceeds from our September 2025 senior convertible note issuance.

Interest Expense

We incurred interest expenses of $90,697 and $771,846 during the three months ended September 30, 2025 and 2024, respectively. The large decrease is attributable to the Company paying off most of its interest-bearing debt in late 2024 and early 2025 including the $3.6 million of senior secured promissory notes that were paid off with proceeds from the February 2025 public equity offering.

Other income (expense)

Other income (expense) increased to $217,136 for the three months ended September 30, 2025 from $8,920 for the comparable 2024 period, primarily due to weather insurance proceeds that we received related to the 2025 Country Stampede music festival.

Loss on Extinguishment of debt

On March 1, 2024, the Company obtained a short-term merchant advance, which totaled $1,000,000, from a single lender to fund operations. The Company modified/amended the underlying loan agreement twice during the three months ended September 30, 2024. The modifications were both deemed to be extinguishments of debt resulting in a $310,505 total loss during the three months ended September 30, 2024.

Change in Fair Value of Derivative Liabilities

The change in fair value of the warrant derivative liabilities for the three months ended September 30, 2025 and 2024, respectively totaled a gain of $839 during the three months ended September 30, 2025 as compared to a gain of $2,530,675 during the three months ended September 30, 2024. The Company has issued various detachable warrants in connection with capital raises during 2024 and 2025 that were required to be treated as warrant derivative liabilities. Warrant derivative liabilities are required to be marked-to-market at each balance sheet date with the change in fair value recorded as a gain or loss in the Condensed Statement of Operations. The gain recorded in the three months ended September 30, 2025 reflects relatively minor fair value changes resulting from reduced stock price volatility and fewer warrants outstanding during the period.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the three months ended September 30, 2025 and 2024 of $13,275, and $9,385, respectively. The gains reflect income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the three months ended September 30, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025.

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

Loss before Income Tax Benefit

As a result of the above, we reported a net loss before income tax benefit of $(963,342) and $(5,470,712) for the three months ended September 30, 2025 and 2024, respectively, an improvement of $4,507,370 (82.4%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate for both 2025 and 2024 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2025 and December 31, 2024 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2025.

We had approximately $159,965,000 of federal net operating loss carryforwards and $1,796,111 of research and development tax credit carryforwards as of September 30, 2025 and December 31, 2024 available to offset future net taxable income.

Net Income (Loss)

As a result of the above, we reported net income (loss) of $(963,342) and $(5,470,712) for the three months ended September 30, 2025 and 2024, respectively, an improvement of $4,507,370 (82.4%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company has a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $58,525 and a net loss of $2,000,206 for the three months ended September 30, 2025 and 2024, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net income (loss) of $(1,021,867) and $(3,470,506) for the three months ended September 30, 2025 and 2024, respectively, an improvement of $2,448,639 (70.6%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $0.59 and $1,817.02 for the three months ended September 30, 2025 and 2024, respectively. Basic loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended September 30, 2025 and 2024, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

Comparison of the Nine months Ended September 30, 2025 and 2024

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the nine months ended September 30, 2025, and 2024:

	Nine months Ended September 30,
	2025	2024
Net Revenues:
Video Solutions	$3,709,174	$4,500,325
Revenue Cycle Management	4,144,008	4,600,745
Entertainment	6,791,278	6,096,227
Total Net Revenues	$14,644,460	$15,197,297

Gross Profit (loss):
Video Solutions	$1,597,487	$1,622,557
Revenue Cycle Management	1,527,679	1,731,860
Entertainment	(784,717)	149,387
Total Gross Profit	$2,340,449	$3,503,804

Operating Income (loss):
Video Solutions	$174,690	$(1,909,246)
Revenue Cycle Management	241,088	(3,955,761)
Entertainment	(3,498,713)	(3,987,415)
Corporate	(3,108,600)	(5,083,070)
Total Operating Income (Loss)	$(6,191,535)	$(14,935,492)

Depreciation and Amortization:
Video Solutions	$134,617	$520,970
Revenue Cycle Management	77,117	80,164
Entertainment	1,064,726	977,112
Total Depreciation and Amortization	$1,276,460	$1,578,246

Assets (net of eliminations):
Video Solutions	$11,113,519	$16,876,673
Revenue Cycle Management	4,712,364	1,969,225
Entertainment	4,538,676	6,037,666
Corporate	4,711,482	7,379,605
Total Identifiable Assets	$25,076,041	$32,263,169

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

The following table presents revenues by type and segment:

	Nine months Ended September 30,
	2025	2024	% Change
Product revenues:
Video solutions	$721,992	$1,648,373	(56.2)%
Entertainment	2,880,210	2,929,019	(1.7)%
Total product revenues	3,602,202	4,577,392	(21.3)%
Service and other revenues:
Video solutions	2,987,182	2,851,952	4.7%
Entertainment	3,911,068	3,167,208	23.5%
Revenue cycle management	4,144,008	4,600,745	(9.9)%
Total service and other revenues	11,042,258	10,619,905	4.0%
Total revenues	$14,644,460	$15,197,297	(3.6)%

Our video solutions operating segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our revenue cycle management operating segment sells its services to customers in the following manner:

●	Our revenue cycle management operating segment generates service revenues through relationships with medium to large healthcare organizations, in which the underlying service revenue is recognized upon execution of services. Service revenues are generally determined as a percentage of the dollar amount of medical billings collected by the customer.

Our entertainment operating segment sells our products and services to customers in the following manner:

●	Our entertainment operating segment generates product revenues from the sale of tickets directly to consumers for a particular event that the entertainment operating segment has previously purchased and held in inventory for ultimate resale to the end consumer. Our entertainment segment also generates product revenues from the sale of tickets, merchandise, parking and concessions at live events that it sponsors such as the annual Country Stampede music festival. Service sales through TicketSmarter are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment are as follows:

	Nine months Ended September 30,
	2025	2024
Product Revenues:
Video Solutions	$721,992	$1,648,373
Revenue Cycle Management	—	—
Entertainment	2,880,210	2,929,019
Total Product Revenues	$3,602,202	$4,577,392

Product revenues for the nine months ended September 30, 2025 and 2024 were $3,602,202 and $4,577,392, respectively, a decrease of $975,190 (21.3%), due to the following factors:

●	Revenues generated by the entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter and the 2024 acquisition of the Country Stampede Music Festival. The entertainment operating segment generated $2,880,210 in product revenues for the nine months ended September 30, 2025, compared to $2,929,019 for the nine months ended September 30, 2024. This product revenue relates to the 2025 Country Stampede music festival held by Kustom during 2025, as well as the resale of tickets purchased for live events, sporting events, concerts, and theatre, then sold through various platforms to customers. The decrease in revenues is attributable to a reduction in scope of primary ticket sales by Ticketsmarter as it focuses on higher margin events to improve its gross margins.

●	The Company’s video segment operating segment generated revenues totaling $721,992 during the nine months ended September 30, 2025 compared to $1,648,373 for the nine months ended September 30, 2024. In general, our video solutions operating segment has experienced pressure on its product revenues as our in-car and body-worn systems are facing increased competition because our competitors have released new products with advanced features. Additionally, our law enforcement revenues declined compared to the same period in 2024 due to the Company not having inventory in–stock to fulfill existing backlog orders, price-cutting and competitive actions by our competitors and adverse marketplace effects related to our recent financial condition. During the first three quarters of 2025, we restarted our product supply chain using proceeds from the February 2025 public equity offering. We expect improved product availability to support higher video solutions product sales in the fourth quarter of 2025.

●	Our video solutions operating segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a monthly recurring service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Nine months ended September 30,
	2025	2024
Service and Other Revenues:
Video Solutions	$2,987,182	$2,851,952
Revenue Cycle Management	4,144,008	4,600,745
Entertainment	3,911,068	3,167,208
Total Service and Other Revenues	$11,042,258	$10,619,905

Service and other revenues for the nine months ended September 30, 2025 and 2024 were $11,042,258 and $10,619,905, respectively, an increase of $422,353 (3.8%), due to the following factors:

●	Cloud revenues generated by the video solutions operating segment were $1,903,807 and $1,964,038 for the nine months ended September 30, 2025 and 2024, respectively, a slight decrease of $60,231 (3.1%). We continue to experience increased interest in our cloud solutions for law enforcement primarily due to the deployment of our cloud-based EVO-HD in-car system and our next generation body-worn camera products, which contributed to our cloud revenues in the nine months ended September 30, 2025. We expect this trend to continue for 2025 as the migration from local storage to cloud storage continues in our customer base.

●	Video solutions operating segment revenues from extended warranty services were $959,715 and $575,308 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $384,407 (40%). The increase was primarily driven by a non-recurring catch-up from a single customer that settled past-due extended warranty fees related to services provided in fourth quarter of 2024, resulting in higher revenue recognized in the current period.

●	Our entertainment operating segment generated service revenues totaling $3,911,068 and $3,167,208 for the nine months ended September 30, 2025 and 2024, respectively, an increase of $743,860 (23.5%). TicketSmarter collects fees on transactions administered through the TicketSmarter.com platform for the buying and selling of tickets for live events throughout the country. We expect our entertainment operating segment to continue to fluctuate as we look to right-size this segment and work towards profitability. Our entertainment segment has focused on cost cutting and overall improvements in gross margin rather than top line revenues, which has resulted in a reduction in revenues for ticketing events that did not meet its gross margin goals. The entertainment operating segment has increased its use of Google, Facebook and other social media to generate increased ticketing revenues in the third quarter of 2025 compared to 2024.

●	Our revenue cycle management operating segment generated service revenues totaling $4,144,008 and $4,600,745 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $456,738 (9.9%). Our revenue cycle management operating segment provides revenue cycle management solutions and back-office services to healthcare organizations throughout the country. The decrease in revenue is due to refinement within one of the recent acquisitions, as they strive to maximize profitability rather than focus on top-line revenue.

Total revenues for the nine months ended September 30, 2025, and 2024 were $14,644,460 and $15,197,297, respectively, a slight decrease of $552,837 (3.6%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the nine months ended September 30, 2025, and 2024 was $5,482,693 and $5,534,209, respectively, a slight decrease of $51,516 (1%). Overall cost of goods sold for products as a percentage of product revenues for the nine months ended September 30, 2025, and 2024 were 152% and 121%, respectively. Cost of products sold by operating segment is as follows:

	Nine months Ended September 30,
	2025	2024
Cost of Product Revenues:
Video Solutions	$1,125,676	$1,913,356
Revenue Cycle Management	—	—
Entertainment	4,357,017	3,620,853
Total Cost of Product Revenues	$5,482,693	$5,534,209

The decrease in cost of goods sold for our video solutions segment products is due to decrease in product sales experienced during the nine months ended September 30, 2025 compared to 2024. We were not able to fulfil open orders due to low inventory levels. We have utilized funds from the February 2025 public equity offering to ramp the supply chain which we believe will lead to improved product sales during the remainder of 2025. Cost of product sold as a percentage of product revenues for the video solutions segment increased to 156% for the nine months ended September 30, 2025 as compared to 116% for the nine months ended September 30, 2024.

The increase in entertainment operating segment cost of product sold directly correlates to the increased revenues and costs associated with our annual Country Stampede Music Festival. Cost of product sold related to the 2025 Country Stampede Music Festival totaled $2,992,052 as compared to $1,848,167 for the 2024 Festival. Total cost of product revenues for the entertainment operating segment was $4,357,017 and $3,620,853 for the nine months ended September 30, 2025 and 2024, an increase of $736,164 (20.3%). Cost of product sold as a percentage of product revenues for the entertainment segment increased to 151% for the nine months ended September 30, 2025 as compared to 124% for the nine months ended September 30, 2024.

Cost of Service Revenue

Overall cost of service revenue sold for the nine months ended September 30, 2025, and 2024 was $6,821,318 and $6,159,284, respectively, an increase of $662,035 (10.7%). Overall cost of goods sold for services as a percentage of service revenues for the nine months ended September 30, 2025, and 2024 were 62% and 58%, respectively. Cost of service revenues by operating segment is as follows:

	Nine months ended September 30,
	2025	2024
Cost of Service Revenues:
Video Solutions	$986,011	$964,412
Revenue Cycle Management	2,616,329	2,868,885
Entertainment	3,218,978	2,325,987
Total Cost of Service Revenues	$6,821,318	$6,159,284

Cost of service revenues for the video solutions segment increased slightly, reflecting higher service revenues for the nine months ended September 30, 2025 compared to the same period in 2024. Cost of service revenues as a percentage of service revenues for the video solutions segment increased to 33% for the nine months ended September 30, 2025 as compared to 34% for the nine months ended September 30, 2024.

The decrease in revenue cycle management operating segment cost of service revenue is commensurate with the decline in revenues due to certain loss generating services being eliminated during the year. Cost of service revenues as a percentage of product revenues for the revenue cycle management operating segment remained stable at 63% for the nine months ended September 30, 2025 as compared to 62% for the nine months ended September 30, 2024.

The increase in entertainment operating segment cost of service revenues is due to management right sizing the business working towards profitability. The entertainment segment terminated several unprofitable sponsorships which required termination payments during the nine months ended September 30, 2025, that is expected to lead to improvements in costs of service revenues during the remainder of 2025. The entertainment segment cost of service revenue was $3,218,978 for the nine months ended September 30, 2025, compared to $2,325,987 for the nine months ended September 30, 2024. Cost of service revenues as a percentage of service revenues for the entertainment segment increased to 82% for the nine months ended September 30, 2025 as compared to 73% for the nine months ended September 30, 2024.

Gross Profit

Overall gross profit for the nine months ended September 30, 2025 and 2024 was $2,340,449 and $3,503,804, respectively, a decrease of $1,163,355 (33.2%). Gross profit by operating segment was as follows:

	Nine months ended September 30,
	2025	2024
Gross Profit:
Video Solutions	$1,597,487	$1,622,557
Revenue Cycle Management	1,527,679	1,731,860
Entertainment	(784,717)	149,387
Total Gross Profit	$2,340,449	$3,503,804

The decrease in gross profits is primarily due to a deterioration in our cost of sales as a percentage of sales particularly in our entertainment segment service product and service revenues. The primary reason is the larger negative margins generated by our 2025 Country Stampede Music Festival as compared to the 2024 Festival. There was an overall increase in the cost of sales as a percentage of overall revenues to 84% for the nine months ended September 30, 2025 from 77% for the nine months ended September 30, 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8,531,984 and $18,439,296 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $9,907,312 (53.7%). The decrease was primarily attributable to the reduction in new advertising sponsorships being entered into by the Company and large reductions in selling, general and administrative head count as the Company right-sized its operations across all operating segments. Our selling, general and administrative expenses as a percentage of sales increased to 58% for the nine months ended September 30, 2025 compared to 121% in the same period in 2024. The significant components of selling, general and administrative expenses are as follows:

	Nine months ended September 30,
	2025	2024
Research and development expense	$405,983	$1,244,060
Selling, advertising and promotional expense	501,184	1,902,489
General and administrative expense	7,624,817	10,462,747
Goodwill and intangible asset impairment charge	—	4,830,000

Total	$8,531,984	$18,439,296

Research and development expense. Our research and development expenses totaled $405,983 and $1,244,060 for the nine months ended September 30, 2025 and 2024, respectively which represents a decrease of $838,077 (67.4%). The decrease in research and development expense reflects a narrower project portfolio and a reallocation of resources toward sustaining engineering and targeted enhancements, including reductions in engineering headcount and third-party development spend.

Selling, advertising and promotional expenses. Selling, advertising and promotional expense totaled $501,184 and $1,902,489 for the nine months ended September 30, 2025 and 2024, respectively, a decrease of $1,401,305 (73.7%). The decrease in selling, advertising and promotional expenses is due to significant reductions in sales staffing and in promotional and advertising activities, undertaken to right-size these expenses to current revenue levels. Additionally, the decline reflects fewer new sponsorship agreements at the Company and its subsidiary, TicketSmarter.

General and administrative expense. General and administrative expenses totaled $7,624,817 and $10,462,747 for the nine months ended September 30, 2025 and 2024, respectively which represents a decrease of $2,837,930 (27.1%). The decrease in general and administrative expenses in the nine months ended September 30, 2025 compared to the same period in 2024 is primarily attributable to a decrease in administrative salaries and reductions in headcount in order to right-size our expenses in this area with our revenues. The decrease in general and administrative expenses was also attributable to a substantial decrease in legal and professional expenses for the nine months ended September 30, 2025 compared to the same period in 2024 due to the failed merger with CloverLeaf and various capital raises we have undertaken in the 2024 period.

Operating Loss

For the reasons previously stated, our operating loss was $6,191,535 and $14,935,492 for the nine months ended September 30, 2025 and 2024, respectively, an improvement of $8,743,957 (58.5%). Operating loss as a percentage of revenues improved to 42% in 2025 as compared to 98% in 2024.

Interest Income

Interest income increased to $95,808 for the nine months ended September 30, 2025, from $63,064 in 2024, which reflects our overall increase in our cash and cash equivalent levels in 2025 compared to 2024 due to funds generated in the February 2025 public equity offering and the net proceeds from our September 2025 senior convertible note issuance.

Interest Expense

We incurred interest expenses of $960,250 and $2,505,536 during the nine months ended September 30, 2025 and 2024, respectively. The large decrease is attributable to the Company paying off most of its interest-bearing debt in late 2024 and early 2025 including the $3.6 million senior secured promissory notes that were paid off with proceeds from the February 2025 public equity offering.

Other income (expense)

Other income (expense) increased to $252,603 for the nine months ended September 30, 2025, from $66,966 during the nine months ended September 30, 2024, which reflects weather insurance proceeds that we received in 2025 related to the 2025 Country Stampede.

Loss on Extinguishment of debt

On March 1, 2024, the Company obtained a short-term merchant advance for its entertainment segment, which totaled $1,000,000, from a single lender to fund operations. The Company modified/amended the underlying loan agreement twice during the nine months ended September 30, 2024. The modifications were both deemed to be extinguishments of debt resulting in a $310,505 total loss during the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company refinanced its merchant advance loan for its video segment and determined the refinancing of the debt should be treated as a debt extinguishment. As a result, the Company recorded a loss of $68,827 on the extinguishment during the nine months ended September 30, 2024.

Change in Fair Value of Derivative Liabilities

The change in fair value of the warrant derivative liabilities for the nine months ended September 30, 2025 and 2024, respectively totaled a gain of $3,373,919 during the nine months ended September 30, 2025 as compared to a gain of $2,178,965 during the nine months ended September 30, 2024. The Company has issued various detachable warrants in connection with capital raises during 2024 and 2025 that were required to be treated as warrant derivative liabilities. Warrant derivative liabilities are required to be marked-to-market at each balance sheet date with the change in fair value recorded as a gain or loss in the Condensed Statement of Operations. The gain recorded in the nine months ended September 30, 2025 reflects the large decline in the closing market value of our common stock at September 30, 2025 when compared to December 31, 2024 closing market values.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the nine months ended September 30, 2025 and 2024 of $2,243,991, and $691,730, respectively. The gains reflect income related to the video solutions and entertainment segment’s ability to negotiate down payables and other contract obligations during the nine months ended September 30, 2025 utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025.

The gain on extinguishment of liabilities was $691,730 for the nine months ended September 30, 2024, which reflects income related to the entertainment segment’s ability to negotiate down payables and other contract obligations during the period. The Company utilized funds from the related party note payable to resolve numerous outstanding payables at a discounted rate, the discount received was recognized as a gain on extinguishment of liabilities in the condensed consolidated statement of operations for the nine months ended September 30, 2024.

Gain on disposal of intangibles

Gain on disposal of intangibles decreased to $-0- for the nine months ended September 30, 2025, from $5,582 during the nine months ended September 30, 2024.

Gain on Sale of Property, Plant and Equipment

The Company reported a gain on sale of property, plant and equipment of $-0- and $389,522 during the nine months ended September 30, 2025, and 2024, respectively.

During the nine months ended September 30, 2024, the Company sold its building for $5,900,000 less closing costs of $7,194. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $431,183 in the Consolidated Statement of Operation during the nine months ended September 30, 2024. This amount was offset by a separate loss on sale of fixed assets of $41,661 for the nine months ended September 30, 2024

Loss before Income Tax Benefit

As a result of the above, we reported net loss before income tax benefit of $(1,185,464) and $(14,424,531) for the nine months ended September 30, 2025 and 2024, respectively, an improvement of $13,239,067 (91.8%).

Income Tax Benefit

We recorded an income tax benefit of $-0- for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate for both 2025 and 2024 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2025 and December 31, 2024 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of September 30, 2025.

We had approximately $159,965,000 of federal net operating loss carryforwards and $1,796,111 of research and development tax credit carryforwards as of September 30, 2025 and December 31, 2024 available to offset future net taxable income.

Net Loss

As a result of the above, we reported net income (loss) of $(1,185,464) and $(14,424,531) for the nine months ended September 30, 2025 and 2024, respectively, an improvement of $13,239,067 (91.8%).

Net Income Attributable to Noncontrolling Interests of Consolidated Subsidiary

The Company has a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the condensed consolidated statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary”. We reported net income attributable to noncontrolling interests of consolidated subsidiary of $118,133 and a net loss of $1,939,143 for the nine months ended September 30, 2025 and 2024, respectively.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss of $(1,303,597) and $(12,485,388) for the nine months ended September 30, 2025 and 2024, respectively, an improvement of $11,181,791 (89.6%).

Basic and Diluted Loss per Share

The basic and diluted loss per share was $1.40 and $7,793.63 for the nine months ended September 30, 2025 and 2024, respectively, for reasons previously noted. All outstanding stock options and Common Stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for the nine months ended September 30, 2025 and 2024. Such potentially dilutive securities were excluded from the computation because of their exercise price being higher than the market value of our Common Stock and the net loss reported for 2025 and 2024.

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

Cash, cash equivalents: As of September 30, 2025, we had cash and cash equivalents with an aggregate balance of $793,360, an increase from a balance of $454,314 at December 31, 2024. Summarized immediately below and discussed in more detail in the subsequent subsections are the main elements of the $339,046 net increase in cash during the nine months ended September 30, 2025:

●	Operating activities:	Net cash used in operating activities was $8,996,431 and $4,086,023 for the nine months ended September 30, 2025 and 2024, respectively, a deterioration of $4,910,410. The decline in operating cash flows primarily reflects the repayment of accounts payable (funded by proceeds from our February 2025 public equity offering), higher noncash gains from changes in the fair value of warrant derivative liabilities and from liability and debt extinguishments, which reduced noncash add-backs to operating cash flow, and unfavorable changes in operating assets and liabilities period over period.

●	Investing activities:	Net cash provided by (used in) investing activities was $(349,319) and $392,523 for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we made expenditures for the purchase of property plant and equipment and also for patents. During the nine months ended September 30, 2024, we sold our building and collected $550,644 in net proceeds.

●	Financing activities:	Net cash provided by financing activities was $9,684,796 and $3,330,482 for the nine months ended September 30, 2025 and 2024, respectively. During 2025, we completed several financing transactions: (i) a February 2025 public equity offering of common stock with detachable warrants generating $14,308,300 in net cash proceeds, (ii) issuance of an unsecured promissory note providing $600,000 in net cash proceeds, and (iii) issuance of a senior secured convertible note with detachable warrants providing $610,000 in net cash proceeds. These were partially offset by repayments on outstanding borrowings, including senior secured promissory notes and merchant cash advances.

The net result of these activities was an increase in cash of $339,046 to $793,360 for the nine months ended September 30, 2025.

Commitments:

We have $793,360 of cash and cash equivalents and net negative working capital of $115,393 as of September 30, 2025. Accounts receivable and other receivables balances represented $4,796,447 of our net working capital at September 30, 2025. We intend to collect our outstanding receivables on a timely basis and reduce the overall level during 2025, which would help to provide positive cash flow to support our operations during 2025 and beyond. Inventory represents $2,622,542 of our net working capital at September 30, 2025. We are actively managing the level of inventory, and our goal is to reduce such level during 2025 by our sales activities, the decrease of which should provide additional cash flow to help support our operations during 2025 and beyond.

Capital Expenditures:

We had the following material commitments for capital expenditures at September 30, 2025:

Lease commitments. Total lease expense under the Company’s operating leases was approximately $546,797 during the nine months ended September 30, 2025.

The following sets forth the operating lease right of use assets and liabilities as of September 30, 2025:

Assets:
Operating lease right of use assets, net	$1,496,418
Prepayment of rent	138,843

Total operating lease right of use asset	$1,635,261
Liabilities:
Operating lease obligations-current portion	248,012
Operating lease obligations-less current portion	1,248,406
Total operating lease obligations	$1,496,418

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2025 (October 1, 2025 through December 31, 2025)	$52,738
2026	381,251
2027	448,051
2028	364,652
2029 and thereafter	489,231
Total undiscounted minimum future lease payments	1,735,923
Imputed interest	(239,505)
Total operating lease liability	$1,496,418

Debt obligations - We have the following outstanding debt as of September 30, 2025 which require future principal payments:

September 30, 2025
Economic injury disaster loan (EIDL)	$141,948
Unsecured Promissory note – Entertainment Segment	550,000
Senior Secured Promissory Notes	806,451
Unamortized debt issuance costs	(494,668)
Debt obligations	1,003,731
Less: current maturities of debt obligations	(865,292)

Debt obligations, long-term	$138,439

Debt obligations mature on an annual basis as follows as of September 30, 2025:

September 30, 2025
2025 (July 1, 2025 to December 31, 2025)	$628,811
2026	237,379
2027	3,677
2028	3,817
2029 and thereafter	130,047

Total	$1,003,731

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

Inventories consisted of the following at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw material and component parts– video solutions segment	$2,833,268	$2,589,804
Work-in-process– video solutions segment	49,400	4,906
Finished goods – video solutions segment	1,071,682	1,655,317
Finished goods – entertainment segment	435,077	505,694
Subtotal	4,389,427	4,755,721
Reserve for excess and obsolete inventory– video solutions segment	(1,659,289)	(2,037,252)
Reserve for excess and obsolete inventory – entertainment segment	(107,596)	(132,403)
Total inventories	$2,622,542	$2,586,066

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 40% of the gross inventory balance at September 30, 2025, compared to 46% of the gross inventory balance at December 31, 2024. We had $1,766,885 and $2,169,655 in reserves for obsolete and excess inventories at September 30, 2025 and December 31, 2024, respectively. The decrease in the inventory reserve is primarily due to the reduction in finished goods and movement of excess inventory. Additionally, the Company determined a reasonable reserve for inventory held at the ticket operating segment, in which some inventory items sell below cost or go unsold, thus having to be fully written-off following the event date. We believe the reserves are appropriate given our inventory levels as of September 30, 2025.

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

We held goodwill of $5,480,966 as of September 30, 2024, related to businesses within our revenue cycle management segment. We held goodwill of $6,112,507 as of September 30, 2024, respectively, related to businesses within our entertainment segment. As a result of our September 30, 2024 interim impairment test, we concluded that the carrying amount of the revenue cycle management and the entertainment reporting units exceeded its estimated fair values. Thus, we recorded a non-cash goodwill impairment charge of $4,322,000, related to the goodwill carrying balance for the revenue cycle management segment, and a non-cash goodwill impairment charge of $307,000, related to the goodwill carrying balance for the entertainment segment, both of which was included in goodwill and intangible asset impairment charge on our Condensed Consolidated Statements of Operations for the three months ended September 30, 2024. The goodwill impairment was primarily driven by recent performance of the revenue cycle management and entertainment reporting units since our annual impairment testing date, as well as a delay in the projected timing of recovery. The remaining balance for the goodwill carrying balance related to businesses within our revenue cycle management segment and entertainment segment was $1,158,966 and $5,805,507, respectively as of September 30, 2025 and December 31, 2024.

Warranty Reserves. Historically, we recorded an assurance-type warranty liability related to hardware sold. As we have transitioned to a cloud-based, subscription model in which devices are typically provided as part of the service rather than sold, the volume of products subject to an assurance-type warranty has become insignificant. For subscription deployments, our obligations consist of maintenance/support and service-level commitments, which are accounted for under ASC 606 as services (and any service-level credits as variable consideration), not as assurance-type warranties. Based on claims history and expected costs, anticipated assurance-type warranty costs are immaterial.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of September 30, 2025 and December 31, 2024, we have fully reserved all of our deferred tax assets. Based on a review of our deferred tax assets and recent operating performance, we determined that our valuation allowance should be increased to fully reserve our deferred tax assets at September 30, 2025 and December 31, 2024. We determined that it was appropriate to continue to provide a full valuation reserve on our net deferred tax assets as of September 30, 2025 and December 31, 2024, because of the overall net operating loss carryforwards available. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of September 30, 2025 and December 31, 2024 representing uncertain tax positions.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three and nine months ended September 30, 2025 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three and nine months ended September 30, 2025 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the SEC on May 23, 2025).
4.1	Form of Senior Secured Convertible Note(incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.1	Form of Securities Purchase Agreement related to Notes and Warrants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.3	Form of Trademark Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.4	Form of Patent Security Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.5	Form of Subsidiary Guarantee (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.6	Form of Registration Rights Agreement related to the Notes and Warrants (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.7	Form of Leak-Out Agreement relating to the Notes and Warrants (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.8	Form of Securities Purchase Agreement relating to the ELOC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.9	Form of Registration Rights Agreement relating to the ELOC (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K with the SEC on September 17, 2025).
10.10	Form of First Amendment to Common Stock Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on November 7, 2025).
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025

DIGITAL ALLY, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

