Form 10-K
period 2025-12-31
KUSTOM ENTERTAINMENT, INC.
filed 2026-04-13
CIK 1342958

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission file number: 001-33899

KUSTOM ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6366 College Blvd, Overland Park, KS	66211
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 814-7774

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	KUST	Nasdaq Capital Market
(Title of class)	(Trading Symbol)	(Name of each exchange on which registered)

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

As of June 30, 2025, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant’s most recently completed second fiscal quarter, computed by reference to the closing price ($7.14)was: $4,111,262.

The number of shares of the registrant’s common stock issued and outstanding as of April 10, 2026, was 2,633,063 shares.

Documents Incorporated by Reference: None.

FORM 10-K

KUSTOM ENTERTAINMENT, INC.

DECEMBER 31, 2025

Part I

Item 1.	Business.

References to “Kustom Entertainment,” the “Company,” “we,” “us” and “our” refer to Kustom Entertainment, Inc.

Overview

We were incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. From that date until November 30, 2004, when we entered into a Plan of Merger with Digital Ally, Inc., a Nevada corporation formerly known as Trophy Tech Corporation (the “Predecessor Registrant”), we had not conducted any operations and were a closely held company. In conjunction with the merger, we were renamed Digital Ally, Inc.

On January 2, 2008, our common stock commenced trading on the Nasdaq Capital Market. We conduct our business from 6366 College Blvd., Overland Park, Kansas 66211. Our telephone number is (913) 814-7774. Our website address is www.digitalallyinc.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as well as beneficial ownership filings available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. Our filings with the SEC are available to the public through the SEC’s website at www.sec.gov.

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

On January 8, 2026, the Company amended its Articles of Incorporation to change its corporate name from Digital Ally, Inc. to Kustom Entertainment, Inc. The Company’s common stock continues to trade on the Nasdaq Capital Market under the symbol “KUST.” This change in corporate name did not affect the Company’s legal structure, subsidiaries, assets, liabilities, or obligations.

The business of Kustom Entertainment, Inc. (together with its wholly owned subsidiaries, including Digital Ally International, Inc., Shield Products, LLC, Digital Ally Healthcare, LLC, TicketSmarter, Inc., Worldwide Reinsurance, Ltd., Digital Connect, Inc., BirdVu Jets, Inc., Kustom 440 and Kustom, collectively, the “Company”) is conducted through two reportable operating segments: (1) the video solutions segment (the “Video Solutions Segment”) and (2) the entertainment segment (the “Entertainment Segment”). The Video Solutions Segment represents the Company’s legacy operations and includes the development, manufacture and sale of digital video imaging and storage products, disinfectant and related safety products for use in law enforcement, security and commercial applications. Revenues are derived from a combination of product sales and recurring service revenues, including subscription-based cloud storage and extended warranty offerings. The Entertainment Segment operates a secondary ticketing platform through TicketSmarter.com, acting as an intermediary between ticket buyers and sellers. The Company also acquires tickets from primary sellers for resale through various distribution platforms. In addition, this segment includes live event production and promotion activities, including the Country Stampede music festival and other entertainment events. The Company previously reported a Revenue Cycle Management Segment, which primarily reflected the operations of Nobility Healthcare, LLC (“Nobility Healthcare”). Following the sale of Nobility Healthcare on January 8, 2026, the results of this business have been classified as discontinued operations, and the segment is no longer reported. Accounting guidance on segment reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected financial information for those segments to be presented. The following table sets forth the Company’s total revenue and revenue derived from each reportable operating segment:

	Years Ended December 31,
	2025	2024
Net Revenues:
Video Solutions	$5,100,757	$5,755,391
Entertainment	8,653,398	7,763,761
Total Net Revenues	$13,754,155	$13,519,152

Additional information regarding each reportable operating segment is also included in Note 22, Operating Segments of “Notes to Consolidated Financial Statements”.

Video Solutions Operating Segment

Within our Video Solutions Segment, we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVu body-worn camera line, consisting of the FirstVu Pro, FirstVu II, and the FirstVu HD; our patented and revolutionary VuLink product, which integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; EVO Web Portal, which is our cloud-based evidence management system for the law enforcement market; the EVO Fleet, FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video products that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu, which is our cloud-based evidence management system for commercial fleets.

Revenue from our Video Solutions Segment is derived from the sale of video recording products and related services to law enforcement and commercial customers, as well as from the sale of our Shield™ disinfectant and personal protective equipment products. This segment generates revenues through subscription models offering cloud and warranty solutions, and hardware sales for video and personal protective safety products and solutions. Revenues for product sales are recognized upon delivery of the product, and revenues from our cloud and warranty subscription plans are deferred over the term of the subscription, typically 3 or 5 years.

Entertainment Operating Segment

We provide live entertainment and events ticketing services through our wholly owned subsidiary, TicketSmarter, Inc. (“TicketSmarter”), which was formed through the completed acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021. Through its online marketplace, TicketSmarter.com, TicketSmarter offers ticket sales, resale, and partnership services for over 125,000 live events nationwide, spanning concerts, sporting events, theatre, and performing arts.

Our Entertainment Segment encompasses all services provided through TicketSmarter and TicketSmarter.com. Entertainment Segment revenues include ticketing service charges, generally calculated as a percentage of the face value of the underlying ticket, as well as ticket sales from Company-held inventory, both of which are recognized upon the sale of the underlying tickets. Direct expenses include the cost of tickets purchased for resale and held as inventory, credit card fees, ticketing platform expenses, website maintenance, and other administrative costs.

Revenue Cycle Management Segment (Discontinued Operations)

The Company entered the revenue cycle management business (the “Revenue Cycle Management Segment”) in the second quarter of 2021 through the formation of its wholly owned subsidiary, Digital Ally Healthcare, Inc. (“Digital Ally Healthcare”), and its majority-owned subsidiary, Nobility Healthcare. Through this segment, the Company provided end-to-end revenue cycle management services to medical providers throughout the United States, focusing on claim reimbursement billing, insurance and benefits verification, medical treatment documentation and coding, and collection services.

Nobility Healthcare completed its first acquisition on June 30, 2021, when it acquired a private medical billing company, and subsequently completed additional acquisitions of private medical billing companies. The segment served a diverse customer base across multiple medical specialties, including radiology, oncology, orthopedics, pediatrics, internal medicine and cardiology.

The Revenue Cycle Management Segment operated in a highly competitive environment. Competition included internal revenue cycle management departments within healthcare organizations, as certain providers elected to make internal investments to perform these services in-house. The segment also faced competition from other revenue cycle management providers offering similar services, including software vendors, traditional consulting firms and information technology-based service providers. The Revenue Cycle Management Segment’s ability to compete effectively primarily depends on trade secrets and operational know-how and did not depend heavily on proprietary technology or patents.

On January 8, 2026, the Company completed the sale of Nobility Healthcare. As a result, the operations of the Revenue Cycle Management Segment have been classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

Refer to Note 22 – Operating Segments and Note 23 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments and discontinued operations, including net sales, operating earnings and total assets by segment.

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

The Company also offers the DVM-800 Lite, an entry level system that is a self-contained video recorder, microphone and digital storage system that is integrated into a rear-view mirror and is designed for law enforcement. The system can record up to two internal HD cameras.

In-Car Digital Video “Event Recorder” System – EVO Fleet, DVM-250 Plus and FLT-250 for Commercial Fleets

The Company provides commercial fleets and commercial fleet managers with digital video tools that they need to increase driver safety, track assets in real-time and minimize the company’s liability risk while enabling fleet managers to operate the fleet at an optimal level. We market a product designed to address these commercial fleet markets with our EVO Fleet, DVM-250 Plus and FLT-250 event recorders that provide various types of commercial fleets with features and capabilities that are fully customizable and consistent with their specific application and inherent risks.

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

The Company offers a suite of data management web-based tools to assist fleet managers in the organization, archival, and management of videos and telematics information. Within the suite, there are powerful mapping and reporting tools that are intended to optimize efficiency, serve as training tools for teams on safety, and, ultimately, generate a significant return on investment for the organization.

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

Body-Worn Digital Video System – FirstVu Pro, FirstVu II, and FirstVu HD for Law Enforcement and Private Security

The Company launched two next generation body-worn cameras and docking stations, refreshing the Company’s complete ecosystem of evidence recording devices. The latest body worn camera launched by the Company is the FirstVu Pro, the Company’s flagship product in its family of next generation of technology. The light weight, one-piece unit captures full HD video and audio, while offering industry leading features such as live streaming, a full-color touchscreen display, an advanced image sensor with IR LEDs, proprietary image distortion reduction, IP67 rated resisting dust and wind and is water submersible for 30 minutes at a depth of 3 feet. It is also MIL-STD-810G compliant capable of handling drops, shock, and vibration, and will function flawlessly in a wide temperature range.

In addition to the FirstVu Pro, Digital Ally also added the FirstVu II to its family of next generation technology. The FirstVu II is a one-piece device offering industry leading technology such as an articulating camera head, a full-color display, an advanced image sensor, and GPS. It can be used in law enforcement, private and event security and commercial segments.

The Company still carries the FirstVu HD, the two-piece body-worn camera which allows for multiple mounting options while minimizing space and weight. It can be used in law enforcement, private and event security and commercial segments. This system is also a derivative of our in-car video systems but is much smaller and lighter and more rugged and water-resistant to handle a hostile outdoor environment. The FirstVu HD can be used in many applications in addition to law enforcement and private security and is designed specifically to be clipped to an individual’s pocket or other outer clothing. The unit is self-contained and requires no external battery or storage devices. Our FirstVu HD integrates with our in-car video systems through our patented VuLink system allowing for automatic activation of both systems.

With the newly introduced body-worn cameras, the company also introduced two new QuickVu docking stations (QuickVu 8 and QuickVu 24) compatible with the FirstVu PRO and FirstVu II body-worn cameras. The QuickVu docking stations provide a comprehensive and elegant solution for storing and charging body cameras while uploading video evidence to the cloud. QuickVu also allows for rapid reviewing of footage right from the interactive touchscreen display and is available in eight or twenty-four individual docking bays. For docking with the FirstVu HD body-worn cameras, the company offers a 12-bay docking station and Mini-Docks. The 12-bay docking station includes a 1TB local memory hard drive which simultaneously uploads 4 hours of video from 12 FirstVu HD cameras within a 15-minute shift change and push configuration updates. The Mini-Dock is a single unit, portable smart dock that uploads video evidence to VuVault from a FirstVu HD body camera.

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

EVO Web and FleetVu Manager

EVO Web is a web-based software, powered by and hosted on the AWS GovCloud platform, which enables police departments and security agencies to manage digital video evidence quickly and easily. EVO Web is capable of playing back, reviewing, downloading, archiving, unit configuration and management, running customizable reports and maintaining a chain of custody logs. AWS is the most secure cloud platform on the market with features that go beyond simply storing and reviewing video evidence. AWS GovCloud platform is trusted by the Department of Justice, Defense Digital Services for the US Air Force, U.S. Department of Treasury, and U.S. Department of Homeland Security. Our products that are compatible with EVO Web include: FirstVu Pro, FirstVu II, FirstVu HD, QuickVu, EVO-HD, DVM-800 and DVM-800 Lite.

FleetVu Manager is a web-based software that provides commercial fleet managers with tools to increase driver safety, track assets in real-time and minimize their companies’ liability risks. FleetVu Manager is able to generate driver reports, identify at risk behaviors before an incident takes place, and enable commercial fleet managers to manage the entire fleet through a single, easy to use platform. Our products compatible with FleetVu Manager include EVO Fleet, DVM-250 Plus and FLT-250.

Our Entertainment Operating Segment Products and Services

Through our entertainment operating segment, we provide customers with access to live event tickets via our online marketplace, TicketSmarter.com. With over 48 million tickets available across more than 125,000 live events, TicketSmarter operates as a national ticketing marketplace offering tickets for sports, concerts, and theatre events throughout the United States. TicketSmarter serves as the official ticket resale partner of more than 35 collegiate conferences, over 300 universities, and hundreds of events and venues nationwide.

Established in late 2022, Kustom 440 further supports our entertainment segment through the production and promotion of live music, sports, and private events at third-party venues across the country. Kustom 440 provides end-to-end event services, including artist booking, ticketing, staging, vendor sourcing, on-site operations, and day-of production management, for events ranging from small corporate gatherings to large-scale, multi-day stadium productions.

Revenues within our entertainment operating segment are derived primarily from service charges calculated as a percentage of the face value of tickets sold, as well as from the sale of tickets obtained through direct purchase or received in exchange for sponsorship and partnership arrangements with venues, events, and rights holders. Direct expenses include the cost of tickets purchased for resale and held as inventory, credit card fees, ticketing platform expenses, website maintenance fees, and other associated administrative costs.

Market and Industry Overview – Video Solutions Operating Segment

Our Video Solutions segment has historically focused on serving domestic and international law-enforcement agencies. Over time, we have expanded our market presence to include the commercial fleet and mass-transit industries and have also entered the event-security market, where we provide integrated hardware and software solutions that support private-security operations at large public gatherings, such as NASCAR races, football games, concerts, and other live events.We continue to broaden our focus to include private-security, homeland-security, mass-transit, healthcare, retail, education, consumer, and other commercial markets. Our products have been deployed in a variety of private security settings, including cruise-ship operations, demonstrating the versatility and adaptability of our technology. Our EVO Fleet, DVM-250 Plus, and FLT-250 video systems, along with our FleetVu Manager platform, continue to gain traction within the commercial-fleet and ambulance-service markets. In addition, our body-worn camera solutions are used across law-enforcement, private-security, and event-security applications. Through the acquisitions completed in 2021 and 2022, we plan to leverage our expanded relationships within live-event, stadium, arena, and medical markets to further strengthen our presence and expand our revenue opportunities.

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

Competition – Entertainment Operating Segment

Our Entertainment Segment operates in a highly competitive market across multiple service lines. The continued growth of online and mobile ticketing has lowered barriers to entry, enabling an increasing number of technology-based companies to offer ticketing services and marketplace platforms. Our ticketing operations compete with numerous established online and mobile platforms serving a broad range of live event categories, many of which have greater name recognition, larger customer bases, and more substantial financial and marketing resources than we currently possess.

The expansion of the digital ticketing market has enabled resale marketplaces to reach significantly larger audiences while offering consumers greater convenience and selection. We seek to differentiate our platform through strategic partnerships and sponsorships with collegiate conferences, universities, venues, and events throughout the United States, with the objective of establishing TicketSmarter as a preferred destination for live event ticket purchases.

The event production operations conducted through Kustom 440 face competition from a broad spectrum of producers and promoters, ranging from independent and regional festival production companies to large-scale national concert production firms and established venue operators. There can be no assurance that we will be able to compete successfully against current or future competitors in either of these service areas.

Intellectual Property – Video Solutions Operating Segment

Our Video Solutions Segment’s ability to compete effectively will depend on our success in protecting our proprietary technology, both in the United States and abroad. We have filed for patent protection in the United States and certain other countries to cover certain design aspects of our products.

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

We have entered into supply and distribution agreements with several companies that produce certain of our products, including our FirstVu Pro & FirstVu II body cameras, QuickVu docking stations, EVO Fleet, DVM-250 and DVM-800 products. These supply and distribution agreements contain certain confidentiality provisions that protect our proprietary technology, as well as those of the third-party manufacturers.

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

Intellectual Property – Entertainment Operating Segment

Our Entertainment Segment’s ability to compete effectively primarily depends on our trade secrets and know-how and does not depend heavily on any proprietary technology or patents.

Human Capital

As of December 31, 2025, Kustom Entertainment, Inc, and its subsidiaries, had approximately 30 full-time employees spread throughout the country, representing the core values and objectives of the Company. These employees are spread amongst our operating segments as follows:

As of
December 31, 2025
Employee headcount:
Video Solutions	22
Entertainment	8
Total Employee Headcount	30

Our employees are our most important assets, and they set the foundation for our ability to achieve our strategic objectives. All of our employees contribute to Kustom Entertainment’s success and, in particular, the employees in our manufacturing, sales, research and development, and quality assurance departments are instrumental in driving operational execution and strong financial performance, advancing innovation and maintaining a strong quality and compliance program.

Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We strive to create a culture and work environment that enables us to attract, train, promote, and retain a diverse group of talented employees who together can help us gain a competitive advantage. Our key programs and initiatives that are focused on attracting, developing and retaining our diverse workforce include:

●	Compensation Programs and Employee Benefits: the main objective of Kustom Entertainment’s compensation program is to provide a compensation package that will attract, retain, motivate and reward superior employees who must operate in a highly competitive and technologically challenging environment. We seek to do this by linking annual changes in compensation to overall Company performance, as well as each individual’s contribution to the results achieved. The emphasis on overall Company performance is intended to align the employee’s financial interests with the interests of shareholders. Kustom Entertainment also seeks fairness in total compensation with reference to external comparisons, internal comparisons and the relationship between management and non-management remuneration. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.

●	Annual increases and incentive compensation are based on merit, which is communicated to employees at the time of hiring and documented through our talent management process as part of our annual review procedures and upon internal transfer and/or promotion.
●	All employees are eligible for health insurance, paid and unpaid leaves, short-term disability, worker’s compensation, long-term disability, a retirement plan and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs.

SOURCES AND AVAILABILITY OF RAW MATERIAL

The Company purchases its raw materials from multiple suppliers and maintains a minimum of two suppliers for most of its material requirements. The largest supplier in the fiscal years ended December 31, 2025 and 2024 represented less than 5% of total purchases. Due to a diminishing number of sources for certain components and packaging materials, combined with rising prices for semiconductors and other key components, the Company has been obligated to pay higher prices, resulting in increased costs of goods sold. Additionally, recently enacted or proposed tariffs on imported goods, including components and raw materials sourced from foreign suppliers, have introduced further pricing uncertainty and may continue to exert upward pressure on the Company’s cost of goods sold. The Company continues to monitor developments in trade policy and evaluate opportunities to mitigate the impact of tariffs through supplier diversification, alternative sourcing arrangements, and other cost management strategies. There can be no assurance, however, that such measures will fully offset the financial impact of tariff-related cost increases.

Recent Developments

Non-Binding Memorandum of Understanding for Potential Divestiture - On January 22, 2026, the Company entered into a non-binding Memorandum of Understanding (“MOU”) with Cycurion, Inc. (“Cycurion”) regarding the contemplated divestiture of the Company’s Video Solutions Segment. The MOU outlines the parties’ intent to pursue a transaction pursuant to which Cycurion acquires the Video Solutions business for consideration expected to range between approximately $6.0 million and $8.5 million, consisting of a combination of cash and preferred equity of Cycurion. The MOU is non-binding and subject to the negotiation and execution of definitive agreements, the completion of due diligence, receipt of any required approvals, and satisfaction of customary closing conditions. There can be no assurance that a definitive agreement will be entered into or that the contemplated transaction will be completed on the terms described, or at all. Accordingly, the potential transaction is not reflected in the Company’s consolidated financial statements as of December 31, 2025.

Sale of Revenue Cycle Management Business Segment - On January 8, 2026, Digital Ally Healthcare (the “Seller”) entered into and closed a Unit Purchase Agreement with Nobility LLC, (the “Buyer”), and Nobility Healthcare,

Pursuant to the Agreement, the Buyer purchased all of the Seller’s units of ownership interest in Nobility Healthcare, for Closing Funds (as defined in the Agreement) and a promissory note, totaling $1,450,000, due upon closing. The Note issued by the Buyer at closing is in the principal amount of $1,140,499 to the Seller. Nobility Healthcare has historically issued a total of one hundred thousand (100,000) Units with Seller owning fifty-one thousand (51,000) of such Units. The Buyer is an affiliate of the owner of the remaining forty-nine thousand (49,000) Units. The Closing Funds are equal to the sum of (i) $100,000 in immediately available funds to be paid to the Seller at closing and (ii) certain credits totaling $209,501, which closing credits consist of (a) $200,000, the total of two advances made by the Buyer to the Seller on December 18, 2024 and January 15, 2025 and (b) $9,501 due to the Buyer from Nobility Healthcare for net working capital advances paid to the Buyer upon signing. The effective date of the Agreement was January 1, 2026. The Parties made customary representations, warranties and covenants in the Agreement. There is no material relationship between the Company or its affiliates and any of the other Parties to the Agreement, other than in connection with Nobility Healthcare.

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

Governance

Our management and the board of directors (the “Board”) recognize the critical importance of maintaining the trust and confidence of our business partners and employees, including the importance of managing cybersecurity risks as part of our larger risk management program. While all of our personnel play a part in managing cybersecurity risks, one of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

During the year ended December 31, 2024, the Company sold its building for $5,900,000 less closing costs of $36,634. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $401,743 in the Consolidated Statement of Operations during the year ended December 31, 2024. As part of the sale agreement the Company leased the space back for a period of 6 months ending February 12, 2025. The Company is searching for suitable facilities for its long-term needs.

On October 16, 2024, the Company entered into an operating lease with a third party for office space used by the Video Solutions Segment and temporarily by the Entertainment Segment. The lease provides for 36 monthly payments of $7,251.92 and matures on October 31, 2027. As of December 31, 2025, the remaining lease term was approximately twenty-two months.

On September 1, 2021, the Company completed the acquisition of Goody Tickets, LLC and TicketSmarter, LLC through TicketSmarter. Upon completion of this acquisition, the Company became responsible for the operating lease for TicketSmarter’s office space. The lease provided for monthly payments ranging from $7,211 to $7,364 and was originally scheduled to terminate in December 2022. Following the expiration of the original lease term, the Company continued to occupy the space on a month-to-month basis. The lease was formally terminated in September 2025. TicketSmarter now occupies office space provided by the entertainment segment, and no separate lease obligation related to this location remained outstanding as of December 31, 2025. During the period of occupancy, the Company was responsible for property taxes, utilities, insurance, and its proportionate share of common area maintenance costs.

On May 8, 2025, the Company entered into an operating lease with a third party for a warehouse and office used by the Entertainment Segment. The lease has a five-year term expiring in May 2030 and provides for base monthly rent of $16,035, subject to annual increases of 2.5%, with May 2025 rent prorated. The Company prepaid one year of rent, real estate taxes, and insurance totaling $247,105, which is applied to the first and final six months of the lease term, and also provided a $20,000 security deposit. The lease is structured as a triple-net lease, under which the Company is responsible for all real estate taxes, insurance, utilities, and other operating costs associated with the premises; real estate taxes for the period from lease commencement through December 31, 2025 were approximately $3,748 per month and insurance costs were approximately $432 per month, both subject to annual adjustment. The lease includes renewal options and an option to purchase the property after the 33rd month of the lease term. As of December 31, 2025, the remaining lease term was approximately 52 months.

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

Culp McAuley, Inc. et al.

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

On January 5, 2024, the Company filed a motion for summary judgment against defendants Campbell McAuley and Mark Depew. On the same date, the Company also filed separate motions for default judgment against Culp McAuley and Brandon Culp, respectively. On January 5, 2024, defendant Mark Depew filed a motion for summary judgment against the Company. On May 17, 2024, the Court issued Orders which, respectively, (i) granted defendant Mark Depew’s motion for summary judgment against the Company; (ii) denied the Company’s motion for summary judgment against Depew; (iii) granted the Company’s motion for summary judgment against defendant Campbell McAuley; and (iv) granted the Company’s motions for default judgment against defendants Culp McAuley and Brandon Culp. Finding that defendants Brandon Culp and Campbell McAuley were each the alter ego of Culp McAuley, on June 4, 2024, the Court entered judgment in favor of the Company in the amount of $3,999,984 against Culp McAuley, Brandon Culp, and Campbell McAuley, jointly and severally (the “judgment”). The Company is currently uncertain as to what amount, if any, of the judgment amount it will ultimately be able to recover. The Company continues to explore for sources of assets as a possible source of collection from the judgment debtors.

On June 14, 2024, the Company filed a Notice of Appeal to the United States Court of Appeals for the Tenth Circuit from the Court’s May 17, 2024 Order that granted summary judgment in favor of Mark Depew. On December 10, 2024, the Company and Depew filed a Stipulation of Dismissal in the Tenth Circuit that ended the appeal after the Company and Depew reached a settlement.

As of December 31, 2025, the Company holds an unsatisfied judgment of $3,999,984 against Culp McAuley, Brandon Culp, and Campbell McAuley, jointly and severally. The Company continues to explore available sources of assets from the judgment debtors; however, collection of the judgment remains uncertain and no assurance can be given that any amounts will be recovered. The Company recorded a loss of $1,959,396 on this matter during the year ended December 31, 2024, which, together with losses recorded in prior years, reduced the Company’s cumulative net exposure to zero as of December 31, 2024. No additional losses were recorded on this matter during the year ended December 31, 2025, and the Company’s net exposure remained zero as of December 31, 2025. The Company’s estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. As a result, actual results may vary significantly from the current estimate.

Larry Roberts

In March 2024, the Company filed a complaint against Larry Roberts in the Superior Court of the State of California, County of Orange, Case No. 30-2024-01385012-CU-FR-CJC. The lawsuit arises from the defendant’s alleged theft and misapplication of funds that were intended for the purchase of goods on behalf of the Company. The Company seeks monetary damages based on certain conduct by the defendant. On May 28, 2024, the defendant filed a motion to strike portions of the complaint and a motion for demurrer. On October 4, 2024, the Court sustained in part and overruled in part defendant’s motion for demurrer. The Court further denied the defendant’s motion to strike in its entirety. Discovery is ongoing. A jury trial has been scheduled for October 19, 2026. The Company is not able to provide an estimate of the likelihood of success at this time. The matter remains open.

Pharmaxx Medical, Inc.

The Company filed a complaint against Pharmaxx Medical, Inc. in the Superior Court of the State of California, County of Riverside, Case No. CVSW2300198, alleging breach of contract arising from the failure to deliver pharmaceutical gloves. After the court struck the defendant’s answer, the Company submitted the default package to obtain a default judgment against the defendant. The default package remains pending with the court.

First Insurance Funding Corp. — Johnson County Collection Case

The Company is a defendant in a collection case filed in the District Court of Johnson County, Kansas limited actions department. This is a collection lawsuit claiming the Company owed money for insurance premium funding on a cancelled policy totaling $165,890.08. The Company disputes that it owes the money as they cancelled the insurance policy through their insurance broker. An answer was filed denying the claim. The matter remains open.

Gregory Johnson — Kansas Department of Labor

Gregory Johnson filed a claim with the State of Kansas, Wage and Hour Division, Claim No. 240591, seeking $30,000 for alleged severance pay. Mr. Johnson was laid off in a reduction in force and did not have a severance agreement. An answer denying the claim has been filed. A hearing was held on October 27, 2025 before an Administrative Law Judge, with the matter being dismissed in the Company’s favor.

Kustom 440 — Former Consultant

A former consultant has filed a claim against Kustom 440, Inc., a wholly owned subsidiary of the Company, seeking to compel payment under an alleged consulting agreement. The Company is currently engaged in settlement negotiations. The matter remains open.

While certain legal proceedings described above remain ongoing, management believes, based on currently available information and the status of each proceeding, that the resolution of these matters will not have a material adverse effect on the Company’s operations, financial condition, or cash flows. The Company has evaluated its exposure related to these matters and has recorded appropriate amounts where losses were determined to be probable and estimable. However, litigation is inherently uncertain, and there can be no assurance that the final resolution of any matter will not result in expenses, liabilities, or damages in excess of amounts currently accrued or anticipated.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock (the “Common Stock”) trades on the Nasdaq Capital Market under the symbol “KUST”.

Holders of Common Stock

As of April 8, 2026, we had approximately 157 shareholders of record for our Common Stock.

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

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Segment Overview

Video Solutions Operating Segment – Within our Video Solutions Segment, we supply technology-based products utilizing our portable digital video and audio recording capabilities for the law enforcement and security industries and for the commercial fleet and mass transit markets. We have the ability to integrate electronic, radio, computer, mechanical, and multi-media technologies to create positive solutions to our customers’ requests. Our products include: the EVO-HD, DVM-800 and DVM-800 Lite, which are in-car digital video systems for law enforcement and commercial markets; the FirstVU body-worn camera line, consisting of the FirstVu Pro, FirstVu II, and the FirstVU HD; our patented and revolutionary VuLink product integrates our body-worn cameras with our in-car systems by providing hands-free automatic activation for both law enforcement and commercial markets; EVO Web Portal, which is our cloud-based evidence management system for Law enforcement market; the EVO Fleet, FLT-250, DVM-250, and DVM-250 Plus, which are our commercial line of digital video products that serve as “event recorders” for the commercial fleet and mass transit markets; and FleetVu, which is our cloud-based evidence management systems.

Our Video Solutions Segment revenue encompasses sales of video recording products and related services for law enforcement and commercial customers, as well as sales of Shield™ disinfectant and personal protective products. This segment generates revenue through both product sales and subscription-based models that offer cloud storage, evidence management, and extended warranty solutions. Revenues from product sales are recognized upon delivery, while revenues associated with subscription and service plans are deferred and recognized over the respective contract term, typically 3 to 5 years. Recent trends reflect continued demand from law enforcement and commercial fleet customers for integrated body-worn and in-car video solutions, offset by a decline in disinfectant-related sales compared to prior periods. Management continues to focus on enhancing recurring revenue through subscription and cloud-based service offerings while aligning production and inventory levels with current demand trends

Entertainment Operating Segment - We continue to operate our live entertainment and ticketing services through our wholly owned subsidiary, TicketSmarter, which was established following the Company’s acquisitions of Goody Tickets, LLC and TicketSmarter, LLC on September 1, 2021. TicketSmarter provides primary and secondary ticketing, partnerships, and resale services through its online ticketing marketplace, TicketSmarter.com. The platform offers tickets to more than 125,000 live events nationwide, including concerts, sporting events, theatre productions, and performing arts. In addition to ticketing, we produce and promote live music and entertainment events in third-party venues across the United States. These services include all aspects of event logistics, such as artist booking, ticketing, staging, vendor sourcing, on-site operations, and day-of-event production management.

Our Entertainment Segment consists of entertainment services provided through TicketSmarter and its online platform, TicketSmarter.com. Revenues of this segment include ticketing service charges generally determined as a percentage of the face value of the underlying ticket and ticket sales from our ticket inventory which are recognized when the underlying tickets are sold. Entertainment direct expenses include the cost of tickets purchased for resale by the Company and held as inventory, credit card fees, ticketing platform expenses, website maintenance fees, along with other administrative costs.

Revenue Cycle Management Segment (Discontinued Operations) - The Company entered the revenue cycle management business in the second quarter of 2021 through the formation of its wholly owned subsidiary, Digital Ally Healthcare, and its majority-owned subsidiary, Nobility Healthcare. Nobility Healthcare completed its first acquisition in June 2021, when it acquired a private medical billing company, and subsequently completed additional acquisitions of private medical billing companies. Through this segment, the Company provided end-to-end revenue cycle management services to medical providers throughout the United States, including claim reimbursement billing, insurance and benefits verification, medical treatment documentation and coding, and collection services.

The Revenue Cycle Management Segment consisted primarily of medical billing subsidiaries. Revenues within this segment were derived from service arrangements performed and billed monthly, generally calculated as a contractual percentage of customer collections. Revenue was recognized as services were performed, and net service fees were recorded in accordance with applicable revenue recognition guidance.

On January 8, 2026, the Company completed the sale of Nobility Healthcare. As a result, the operations of the Revenue Cycle Management Segment have been classified as discontinued operations in the Company’s consolidated financial statements.

Refer to Note 22 – Operating Segments and Note 23 – Discontinued Operations in the Notes to Consolidated Financial Statements for additional information regarding the Company’s segments and discontinued operations, including net sales, operating earnings and total assets by segment.

Comparison of the Year Ended December 31, 2025 and 2024

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2025, and 2024:

	Years Ended December 31,
	2025	2024
Net Revenues:
Video Solutions	$5,100,757	$5,755,391
Entertainment	8,653,398	7,763,761
Total Net Revenues	$13,754,155	$13,519,152

Gross Profit (loss):
Video Solutions	$2,317,851	$2,722,894
Entertainment	(968,796)	401,124
Total Gross Profit	$1,349,055	$3,124,018

Operating Income (loss):
Video Solutions	$452,902	$(1,199,855)
Entertainment	(7,065,631)	(4,804,853)
Corporate	(4,269,692)	(5,378,218)
Total Operating Income (Loss)	$(10,882,421)	$(11,382,926)

Depreciation and Amortization:
Video Solutions	$165,787	$598,895
Entertainment	1,378,980	1,316,541
Total Depreciation and Amortization	$1,544,767	$1,915,436

Assets (net of eliminations):
Video Solutions	$10,359,085	$12,804,820
Entertainment	2,645,370	5,741,117
Corporate	6,324,072	9,190,636
Total Identifiable Assets	$19,328,527	$27,736,573

The segments recorded noncash items affecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the Video Solutions Segment of $1,849,124 and $2,037,252 and a reserve for the Entertainment Segment of $69,817 and $132,403 as of December 31, 2025 and 2024.

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

Total identifiable assets for 2025 and 2024 include amounts related to the discontinued Revenue Cycle Management Segment, which are included in the Corporate and Other category. See Note 23, Discontinued Operations, for additional information.

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

We are a party to operating leases and license agreements that represent commitments for future payments (described in Note 14, Operating Lease, and Note 15, Commitments and Contingencies, to our consolidated financial statements) and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

For the Years Ended December 31, 2025 and 2024

Results of Operations

Summarized immediately below and discussed in more detail in the subsequent sub-sections is an analysis of our operating results for the years ended December 31, 2025 and 2024, represented as a percentage of total revenues for each respective year:

	Years Ended December 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	90%	77%

Gross profit	10%	23%

Selling, general and administrative expenses:
Research and development expense	4%	10%
Selling, advertising and promotional expense	5%	16%
General and administrative expense	61%	77%
Goodwill and intangible asset impairment charge	18%	4%

Total selling, general and administrative expenses	89%	107%

Operating loss	(79)%	(84)%

Change in fair value of derivative liabilities	24%	(9)%
Loss on disposal of intangible assets	—%	(1)%
Loss on litigation	—%	(14)%
Loss on extinguishment of debt	—%	(6)%
Gain on extinguishment of liabilities	16%	7%
Gain on sale of property, plant and equipment	—%	3%
Interest expense	(8)%	(28)%
Interest income and other income, net	3%	1%

Loss before income tax benefit from operations	(43)%	(132)%
Income tax expense (benefit)	—%	—%
Net loss from discontinued operations, net of tax	(10)%	(28)%

Net loss	(54)%	(160)%

Net loss attributable to common stockholders	(49)%	(147)%

Net loss per share information:
Basic	$(17.23)	$(33,488.74)
Diluted	$(17.23)	$(33,488.74)

Revenues

Revenues by Type and by Operating Segment

Our operating segments generate two types of revenues:

Product revenues primarily include video solutions operating segment hardware sales of in-car and body-worn cameras, along with sales of our ThermoVuTM units, disinfectants, and personal protective equipment. Additionally, product revenues also include the sale of tickets by our entertainment operating segment that have been purchased or received through our sponsorships and partnerships and held in inventory by our Entertainment Segment until their sale.

Service and other revenues consist of cloud and warranty services revenues from our subscription plan and storage offerings of our Video Solutions Segment. Our Entertainment Segments’ secondary ticketing marketplace revenues are included in service revenue. We recognize service revenue from sales generated through its secondary ticketing marketplace as we collect net services fees on secondary ticketing marketplace transactions.

The following table presents revenues by type and segment:

	Year Ended December 31,
	2025	% Change	2024
Product revenues:
Video solutions	$1,184,079	(40.7)%	$1,997,389
Entertainment	3,153,197	(7.4)%	3,406,928
Total product revenues	4,337,276	(19.7)%	5,404,317
Service and other revenues:
Video solutions	3,916,678	4.2%	3,758,002
Entertainment	5,500,201	26.2%	4,356,833
Total service and other revenues	9,416,879	16.0%	8,114,835
Total revenues	$13,754,155	1.7%	$13,519,152

Our Video Solutions Segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our Entertainment Segment sells our products and services to customers in the following manner:

●	Our Entertainment Segment generates product revenues from the sale of tickets directly to consumers for a particular event that the Entertainment Segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	Years ended December 31,
	2025	2024
Product Revenues:
Video Solutions	$1,184,079	$1,997,389
Entertainment	3,153,197	3,406,928
Total Product Revenues	$4,337,276	$5,404,317

Product revenues for the years ended December 31, 2025 and 2024 were $4,337,276 and $5,404,317, respectively, representing a decrease of $1,067,041 (19.7%), driven by the following factors:

●	The Video Solutions Segment generated product revenues of $1,184,079 for the year ended December 31, 2025, compared to $1,997,389 for the year ended December 31, 2024. The decrease in product revenues was primarily due to increased competitive pressure as competitors introduced new products with advanced features, continued price competition, and adverse market conditions related to the Company’s recent financial condition. In addition, product revenues declined as the Company experienced inventory constraints that limited its ability to fulfill existing backlog orders during the year.

●	Revenues generated by the Entertainment Segment began with the Company’s September 2021 acquisition of TicketSmarter. The Entertainment Segment generated $3,153,197 in product revenues for the year ended December 31, 2025, compared to $3,406,928 for the year ended December 31, 2024. These revenues primarily relate to the second Country Stampede music festival held by Kustom during 2025, as well as the resale of tickets purchased for live events, sporting events, concerts, and theatre events and sold through various platforms to customers. The year-over-year decrease was primarily attributable to a reduction in the scope of primary ticket sales by TicketSmarter, as management focused on higher-margin events in an effort to improve gross margins.

●	Our Video Solutions Segment management has continued to focus on migrating commercial customers, from a hardware sale to a service fee model. Therefore, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we introduced a monthly subscription agreement plan for our body worn cameras and related equipment during the second quarter of 2020 that allowed law enforcement agencies to pay a monthly service fee to obtain body worn cameras without incurring a significant upfront capital outlay. This program has gained some traction, resulting in decreased product revenues and increasing our service revenues. We expect this program to continue to hold traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Years ended December 31,
	2025	2024
Service and Other Revenues:
Video Solutions	$3,916,678	$3,758,002
Entertainment	5,500,201	4,356,833
Total Service and Other Revenues	$9,416,879	$8,114,835

Service and other revenues for the years ended December 31, 2025 and 2024 were $9,416,879 and $8,114,835, respectively, representing an increase of $1,302,044, or 16.0%, driven by the following factors:

●

Cloud revenues generated by the Video Solutions Segment were $2,578,179 and $2,557,400 for the years ended December 31, 2025 and 2024, respectively, representing an increase of $20,779 (0.8%).

Cloud revenues remained relatively stable year over year, reflecting continued customer adoption of the Company’s cloud-based solutions, including evidence management, data storage, and related subscription services for law enforcement customers. The slight increase was primarily attributable to a combination of contract timing, customer budget constraints, and delayed purchasing decisions by certain municipal and law enforcement agencies during 2025. While demand for cloud-based solutions remains strong as agencies continue migrating from local storage to cloud environments, the Company experienced modest pressure on renewals and new deployments as customers evaluated capital spending priorities. Management expects cloud revenues to remain a key component of the video solutions operating segment, with future growth dependent on new product introductions, customer conversion activity, and overall public-sector spending trends.

●

Revenues from extended warranty services generated by the Video Solutions operating segment were $1,132,491 and $822,839 for the years ended December 31, 2025 and 2024, respectively, representing an increase of $309,652 (37.6%).

The increase was primarily driven by stable hardware sales and consistent warranty attach rates across the Company’s in-car and body-worn camera product offerings. Extended warranty services continue to provide a predictable and recurring revenue stream tied to the installed base of video solutions hardware. The year-over-year growth reflects customer preference for longer-term coverage agreements to manage maintenance costs and system reliability, partially offset by competitive pricing pressure and a slower pace of new hardware deployments during the year.

●

The Entertainment Segment generated service revenues of $5,500,201 and $4,356,833 for the years ended December 31, 2025 and 2024, respectively, representing an increase of $1,143,368 (26.2%).

The increase in service revenues was primarily attributable to higher transaction volumes on the TicketSmarter platform, as well as increased activity related to ticket resale services and associated transaction fees. TicketSmarter earns service revenues by facilitating the buying and selling of tickets for live events, including concerts, sporting events, and other entertainment venues, through its online marketplace. Growth during 2025 reflects continued expansion of platform usage, increased consumer engagement, and improved monetization of ticketing transactions. While service revenues increased significantly year over year, management continues to focus on optimizing pricing, managing marketing spend, and improving gross margins within the entertainment operating segment, which may result in continued variability in service revenues depending on event mix, market conditions, and strategic prioritization of profitability over top-line growth.

Total revenues for the years ended December 31, 2025 and 2024 were $13,754,155 and $13,519,152, respectively, representing an increase of $235,003 (1.7%).

Cost of Product Revenue

Overall cost of product revenues for the years ended December 31, 2025 and 2024 was $6,333,622 and $5,899,130, respectively, representing an increase of $434,492 (7.4%). Overall cost of product revenues as a percentage of total product revenues for the years ended December 31, 2025 and 2024 was approximately 146% and 109%, respectively. Cost of products sold by operating segment is as follows:

	Years Ended December 31,
	2025	2024
Cost of Product Revenues:
Video Solutions	$1,523,613	$1,780,284
Entertainment	4,810,009	4,118,846
Total Cost of Product Revenues	$6,333,622	$5,899,130

The decrease in Video Solutions Segment cost of product revenues to $1,523,613 for the year ended December 31, 2025 from $1,780,284 for the year ended December 31, 2024 was primarily attributable to lower product volumes and changes in inventory reserve activity, including reduced charges related to excess and obsolete inventory compared to the prior year. Cost of product revenues as a percentage of product revenues for the video solutions segment increased to approximately 129% for the year ended December 31, 2025 from approximately 89% for the year ended December 31, 2024, reflecting the decline in product revenues during the period and the impact of fixed manufacturing and overhead costs.

The increase in Entertainment Segment cost of product revenues reflects higher absolute costs, with cost of product revenues increasing to $4,810,009 for the year ended December 31, 2025 from $4,118,846 for the year ended December 31, 2024. This represents an increase of $691,163 (16.8%), which was primarily driven by changes in ticket inventory mix and higher write-offs of ticket inventory sold below cost or unsold following event dates. Cost of product revenues as a percentage of product revenues increased to approximately 153% for the year ended December 31, 2025 compared to approximately 121% for the year ended December 31, 2024.

The Company recorded a reserve for excess and obsolete inventory in the Video Solutions Segment of $1,849,124 and $2,037,252 as of December 31, 2025 and 2024, respectively, representing a decrease of $188,128, or 9.2%. The decrease in the reserve balance was primarily attributable to the disposal and utilization of inventory that had been fully reserved in prior periods, as well as improved inventory management and lower on-hand inventory levels during 2025. The Company also recorded a reserve for excess and obsolete inventory in the entertainment operating segment of $69,817 and $132,403 as of December 31, 2025 and 2024, respectively, representing a decrease of $62,586 (47.3%). The reserve relates primarily to ticket inventory, where certain items may sell below cost or become unsellable following the related event date and therefore require write-off. The decrease in the reserve balance reflects reduced ticket inventory levels and management’s continued evaluation of inventory recoverability within the entertainment operating segment. The Company evaluates inventory reserves on a regular basis, considering factors such as historical sales activity, expected future demand, inventory aging, and realizable value. Management believes the recorded reserves for excess and obsolete inventories are appropriate based on inventory levels and operating conditions as of December 31, 2025.

Cost of Service Revenue

Overall cost of service revenues for the years ended December 31, 2025 and 2024 was $6,071,478 and $4,496,004, respectively, representing an increase of $1,575,474 (35.0%). Cost of service revenues as a percentage of total service revenues increased to approximately 64.5% for the year ended December 31, 2025 compared to approximately 55.4% for the year ended December 31, 2024. Cost of service revenues by operating segment is as follows:

	Years Ended December 31,
	2025	2024
Cost of Service Revenues:
Video Solutions	$1,259,293	$1,252,213
Entertainment	4,812,185	3,243,791
Total Cost of Service Revenues	$6,071,478	$4,496,004

The Video Solutions Segment cost of service revenues remained relatively stable, increasing slightly to $1,259,293 for the year ended December 31, 2025 from $1,252,213 for the year ended December 31, 2024, an increase of $7,080 (0.6%). Cost of service revenues as a percentage of service revenues for the Video Solutions Segment decreased to approximately 32.1% for the year ended December 31, 2025 compared to approximately 33.3% for the year ended December 31, 2024. This improvement reflects increased operating leverage, as service revenues grew at a faster rate than the associated service delivery costs, driven primarily by higher utilization of the Company’s cloud-based solutions and extended warranty services.

The increase in entertainment operating segment cost of service revenues was primarily driven by higher transaction volumes and increased service activity within the TicketSmarter platform, including payment processing, fulfillment, and other transaction-based costs. Cost of service revenues increased to $4,812,185 for the year ended December 31, 2025 from $3,243,791 for the year ended December 31, 2024, an increase of $1,568,394 (48.3%). Cost of service revenues as a percentage of service revenues for the entertainment operating segment increased to approximately 87.5% for the year ended December 31, 2025 compared to approximately 74.5% for the year ended December 31, 2024. The increase in cost as a percentage of service revenues reflects changes in transaction mix, higher variable processing costs, and continued investments to support platform scale. Management is focused on right-sizing the business and improving operational efficiency to support long-term profitability and operational stability.

Gross Profit

Overall gross profit for the years ended December 31, 2025 and 2024 was $1,349,055 and $3,124,018, respectively, representing a decrease of $1,774,963, or 56.8%. Gross profit by operating segment was as follows:

	Years Ended December 31,
	2025	2024
Gross Profit:
Video Solutions	$2,317,851	$2,722,894
Entertainment	(968,796)	401,124
Total Gross Profit	$1,349,055	$3,124,018

The decrease in gross profit is commensurate with the decline in overall revenues and the increase in cost of revenue across both the Video Solutions Segment and Entertainment Segment for the year ended December 31, 2025. Cost of revenue as a percentage of overall revenues increased to approximately 90% for the year ended December 31, 2025 compared to approximately 77% for the year ended December 31, 2024, resulting in a corresponding decline in gross margin. This increase was driven primarily by lower product margins within the Entertainment Segment, including ticket inventory sold below cost or written off when unsold following event dates, as well as continued pricing pressure within the video solutions operating segment. During the year ended December 31, 2025, the Company implemented several cost-containment and margin improvement initiatives, including workforce reductions, right-sizing of recent acquisitions, and a continued transition toward a service and subscription-based revenue model within the Video Solutions Segment. Management’s longer-term objective is to improve gross margins through a more favorable revenue mix, increased adoption of higher-margin service offerings, and operational efficiencies across the organization. We plan to continue initiatives focused on more efficient management of our supply chain, including outsourcing production where appropriate, optimizing purchase quantities, and implementing more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2025 and 2024 were $12,231,476 and $14,506,944, respectively, representing a decrease of $2,275,468 (15.7%). Selling, general and administrative expenses consist primarily of research and development expenses, selling, advertising and promotional expenses, general and administrative expenses, and goodwill and intangible asset impairment charges. The significant components of selling, general and administrative expenses are as follows:

	Year ended December 31,
	2025	2024
Research and development expense	$551,447	$1,339,673
Selling, advertising and promotional expense	721,690	2,120,965
General and administrative expense	8,424,672	10,538,306
Goodwill and intangible asset impairment charge	2,533,667	508,000

Total	$12,231,476	$14,506,944

Research and development expense. Our research and development expenses totaled $551,447 and $1,339,673 for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $788,226, or 58.8%. The Company focused on controlling expenditures related to the development of new products and enhancements to existing products during the year. Research and development activities include engineering costs, product design, testing, and related development efforts.

Selling, advertising and promotional expenses. Selling, advertising and promotional expenses totaled $721,690 and $2,120,965 for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $1,399,275 (66%). The decrease in selling, advertising and promotional expenses reflects the large cut-back in selling staff and promotional and advertising activities in order to right-size our expenses in this area with our revenues. In addition, the decrease is attributable to the reduction in new sponsorships being entered into by the Company and its subsidiary TicketSmarter.

General and administrative expense. General and administrative expenses totaled $8,424,672 and $10,538,306 for the years ended December 31, 2025 and 2024, respectively, representing a decrease of $2,113,634 (20.1%). The decrease in general and administrative expenses in the year ended December 31, 2025 compared to the same period in 2024 is primarily attributable to a decrease in administrative salaries and reductions in headcount in order to right-size our expenses in this area with our revenues.

Goodwill and intangible asset impairment charge. During the third fiscal quarter of 2024, management determined that triggering events had occurred, including an additional decline in demand for services, prolonged economic uncertainty, the failure of a planned split-off transaction to occur when and as expected, and a further decrease in our stock price. As a result, we performed an interim impairment test as of September 30, 2024. Based on that interim test, we recorded a non-cash goodwill impairment charge of $307,000 related to the entertainment segment and a non-cash trademark impairment charge of $201,000 related to the entertainment segment, for total continuing operations impairment charges of $508,000 for the year ended December 31, 2024. An additional non-cash goodwill impairment charge of $4,322,000 related to the revenue cycle management segment was recorded within discontinued operations during the same period. No additional impairment was identified in the December 31, 2024 annual roll-forward assessment.

We performed our annual goodwill and intangible asset impairment test as of December 31, 2025 on a full quantitative basis. The Revenue Cycle Management Segment (Nobility Healthcare) was classified as discontinued operations prior to the measurement date and excluded from the analysis. Based on the results of the annual test, we concluded that no impairment existed with respect to the Video Solutions Segment, where the indicated fair value of equity of $2,580,000 exceeded the segment’s carrying value of approximately $595,000.

With respect to the Entertainment Segment, we concluded that the carrying amounts of certain goodwill and intangible assets exceeded their estimated fair values and recorded total non-cash impairment charges of $2,533,667 for the year ended December 31, 2025, included in goodwill and intangible asset impairment charge on our consolidated statements of operations. We recorded a goodwill impairment charge of $1,428,000, representing the amount by which the carrying value of the Entertainment Segment’s equity exceeded its estimated fair value, leaving a remaining goodwill balance of $4,377,507 as of December 31, 2025. We recorded a full impairment charge of $746,667 related to the Sponsorship Agreement Network intangible asset, which failed the ASC 360 undiscounted cash flow recoverability test, reducing its carrying value to $0. We also recorded a trademark impairment charge of $189,000 related to the TicketSmarter trade name, leaving a remaining carrying value of $210,000, and a trademark impairment charge of $170,000 related to the Country Stampede trade name, leaving a remaining carrying value of $130,000, each as of December 31, 2025. The Entertainment Segment impairment charges were primarily driven by the segment’s continued operating losses, the fixed cost structure of festival operations, the structural cost challenges within certain entertainment revenue streams, and the declining revenue contribution of the Sponsorship Agreement Network.

Operating Loss

For the reasons previously stated, our operating loss was $10,882,421 and $11,382,926 for the years ended December 31, 2025 and 2024, respectively, representing an improvement of $500,505 (4.4%). Operating loss as a percentage of revenues was approximately 79% for the year ended December 31, 2025 compared to approximately 84% for the year ended December 31, 2024.

Interest Income

Interest income increased to $116,545 for the year ended December 31, 2025 from $69,509 in 2024, representing an increase of $47,036 (67.7%).

Interest Expense

We incurred interest expense of $1,102,352 and $3,816,317 during the years ended December 31, 2025 and 2024, respectively, representing a decrease of $2,713,965 (71.1%). Interest expense primarily consists of stated interest and the amortization of debt discounts associated with convertible debt, revolving loan arrangements, and merchant advances.

Other income (expense)

Other income (expense) increased to $346,024 for the year ended December 31, 2025 from $26,733 during the year ended December 31, 2024, representing an increase of $319,291 (1,194.4%). Other income (expense) includes items such as income related to facility subleases, gains or losses on asset disposals, and other non-operating items.

Loss on Litigation

The Company recognized a loss on litigation of $0 and $1,959,396 during the years ended December 31, 2025 and 2024, respectively. This relates to the lawsuit with Culp McAuley, Inc. and primarily the collectability of the default judgment. Based on amounts recorded in 2024 and prior years, the Company had reduced its net exposure related to this matter to zero as of December 31, 2025.

Loss on Disposal of Intangible assets

During the year ended December 31, 2025, the Company did not recognize any gain or loss on the disposal of intangible assets. During the year ended December 31, 2024, the Company’s video solutions segment disposed of its personal protection product line, which held various EPA licenses, resulting in a loss on disposal of intangible assets of $125,561. This loss was partially offset by a gain of $5,582 recognized by the Company’s entertainment segment related to the disposal of certain personal seat licenses during the same period.

Change in Fair Value of Derivative Liabilities

The change in fair value of the warrant derivative liabilities for the years ended December 31, 2025 and 2024, respectively totaled a gain of $3,331,616 during the year ended December 31, 2025 as compared to a loss of $1,240,407 during the year ended December 31, 2024.

The Company has issued various detachable warrants in connection with capital raises during 2024 and 2025 that were required to be treated as warrant derivative liabilities. Warrant derivative liabilities are required to be marked-to-market at each balance sheet date with the change in fair value recorded as a gain or loss in the Consolidated Statement of Operations.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities for the year ended December 31, 2025 of $2,234,658, which reflects income related to the Video Solutions Segment’s and Entertainment Segment’s ability to negotiate down payables and contract liabilities during the year ended December 31, 2025.

The gain on extinguishment of liabilities was $917,935 for the year ended December 31, 2024, which reflects income related to the Video Solutions Segment’s and Entertainment Segment’s ability to negotiate down payables and contract liabilities during the year ended December 31, 2024, including a gain of $9,385 on the termination of its former headquarters lease.

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

Gain on Sale of Property, Plant and Equipment

The Company reported a gain on sale of property, plant and equipment of $— and $360,082 during the years ended December 31, 2025 and 2024, respectively.

During the year ended December 31, 2024, the Company sold its building for $5,900,000 less closing costs of $36,634. The carrying amount of the building on the date of sale was $5,461,623. As a result of the sale the Company recorded a gain of $401,743 in the consolidated statement of operations during the year ended December 31, 2024. This amount was offset by a separate loss on sale of fixed assets of $41,661 for the year ended December 31, 2024, resulting in a net gain of $360,082 included in the consolidated statement of operations.

Loss from continuing operations before Income Tax Benefit

As a result of the above, we reported a net loss before income tax benefit of $5,955,930 and $17,898,105 for the years ended December 31, 2025 and 2024, respectively, representing an improvement of $11,942,175 (66.7%).

Income Tax Benefit

We recorded an income tax benefit of $0 for the years ended December 31, 2025 and 2024, respectively. The effective tax rate for both 2025 and 2024 varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2025 and 2024 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of December 31, 2025.

We had approximately $168,405,000 of federal net operating loss carryforwards and $1,685,000 of research and development tax credit carryforwards as of December 31, 2025 available to offset future net taxable income.

Net Loss from continuing operations

As a result of the above, we reported a net loss from continuing operations of $5,955,930 and $17,898,105 for the years ended December 31, 2025 and 2024, respectively, representing an improvement of $11,942,175 (66.7%).

Net Income (Loss) Attributable to Noncontrolling Interests – Discontinued Operations

The Company owned a 51% equity interest in its consolidated subsidiary, Nobility Healthcare. As a result, the noncontrolling shareholders or minority interest is allocated 49% of the income/loss of Nobility Healthcare which is reflected in the statement of income (loss) as “net income (loss) attributable to noncontrolling interests of consolidated subsidiary.” We reported net income (loss) attributable to noncontrolling interests of consolidated subsidiary of $(687,516) and $(1,871,578) for the years ended December 31, 2025 and 2024, respectively. Nobility Healthcare was subsequently sold in January 2026.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $6,671,508 and $19,844,147 for the years ended December 31, 2025 and 2024, respectively, representing an improvement of $13,172,639 (66.4%).

Basic and Diluted Income/(Loss) per Share

The basic and diluted loss per share from continuing operations was $(15.38) and $(30,204.62) for the years ended December 31, 2025 and 2024, respectively. The basic and diluted loss per share from discontinued operations was $(1.85) and $(3,284.12) for the years ended December 31, 2025 and 2024, respectively, resulting in a net basic and diluted loss per share attributable to common stockholders of $(17.23) and $(33,488.74) for the years ended December 31, 2025 and 2024, respectively. All outstanding stock options and common stock purchase warrants were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the years ended December 31, 2025 and 2024.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan. The Company has incurred net losses and negative cash flows from operating activities since inception. Based on current operating forecasts, management expects that the Company will need to restore positive operating cash flows and/or obtain additional capital in the near term to fund operations, meet ongoing obligations, and execute its business plan over the next twelve months. Management is actively engaged in discussions to raise additional capital, which may include equity and debt financing arrangements; however, there can be no assurance that such efforts will be successful. These conditions, including recurring losses, cash used in operations, and uncertainty regarding the Company’s ability to raise additional capital, raise substantial doubt about the Company’s ability to continue as a going concern.

Cash, cash equivalents: As of December 31, 2025, we had cash and cash equivalents of $1,116,673, compared to $454,314 as of December 31, 2024, representing a net increase of $662,359. The December 31, 2024 cash balance includes $235,003 attributable to the discontinued Revenue Cycle Management Segment. The changes in cash during the year ended December 31, 2025 resulted from the following consolidated cash flow activities, which include cash flows from both continuing and discontinued operations.

●	Operating activities:	$8,269,956 of net cash used in operating activities for the year ended December 31, 2025, compared to $5,114,718 for the year ended December 31, 2024. Net cash used in operating activities reflects the results of both continuing and discontinued operations and was primarily impacted by the Company’s net loss, changes in operating assets and liabilities, and non-cash items including depreciation, amortization, and non-cash interest expense. The Company paid a significant amount of trade payables with proceeds from the various offerings of securities completed in 2025. Cash flows related to discontinued operations primarily reflect working capital activity associated with Nobility Healthcare prior to its classification as discontinued operations and subsequent sale in January 2026.

●	Investing activities:	$367,484 of net cash used in investing activities for the year ended December 31, 2025, compared to net cash provided by investing activities of $387,549 for the year ended December 31, 2024. Investing activities during 2025 primarily consisted of capital expenditures for property, plant and equipment and purchases of intangible assets, and also included cash flows associated with discontinued operations. The Company leased new facilities in 2025 which required certain tenant finish expenditures before occupation. The net cash provided by investing activities in 2024 was primarily driven by proceeds from the sale of the Company’s building and aircraft.

●	Financing activities:	$9,299,798 of net cash provided by financing activities for the year ended December 31, 2025, compared to $4,403,334 for the year ended December 31, 2024. Financing activities in 2025 primarily consisted of net proceeds from the February 2025 public equity offering of $14,308,300, proceeds from the issuance of senior secured convertible notes of $832,500, and proceeds from an unsecured promissory note of $600,000, partially offset by repayments of the senior secured promissory notes, merchant advances, and other debt obligations. There were no financing cash flows attributable to discontinued operations during the year ended December 31, 2025.

The net result of these activities was an increase in cash of $662,359 for the year ended December 31, 2025, reflecting consolidated cash flows from both continuing and discontinued operations.

Working Capital

As of December 31, 2025, the Company had $757,369 of cash and cash equivalents and net negative working capital of $(2,270,311) related to its continuing operations, excluding $911,753 of current assets and $138,029 of current liabilities classified as held for sale in connection with the discontinued Revenue Cycle Management Segment. Accounts receivable and other receivables represented $3,702,264 of net working capital at December 31, 2025. Management intends to collect outstanding receivables on a timely basis and reduce overall receivable balances during 2026, which is expected to provide additional cash flow to support continuing operations. Inventory represented $2,330,492 of net working capital as of December 31, 2025. The Company is actively managing inventory levels, and management’s objective is to reduce inventory during 2026 through sales activities. A reduction in inventory levels is expected to generate additional cash flow to support the Company’s continuing operations.

Lease Commitments and Other Contractual Obligations:

Total lease expense under the Company’s operating leases related to continuing operations was approximately $274,272 during the year ended December 31, 2025. The following sets forth the operating lease right-of-use assets and liabilities associated with continuing operations as of December 31, 2025:

Assets:
Operating lease right of use assets	$1,022,416
Prepayment of rent	$82,368
Total operating lease right of use asset	$1,104,784

Liabilities:
Operating lease obligations-current portion	180,900
Operating lease obligations-less current portion	841,516
Total operating lease obligations	$1,022,416

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2026	$258,429
2027	332,285
2028	263,789
2029	268,927
2030 and thereafter	90,218
Total undiscounted minimum future lease payments	1,213,648
Imputed interest	(191,232)
Total operating lease liability	$1,022,416

During the year ended December 31, 2025, the Company incurred capital expenditures of $258,050, consisting primarily of purchases of production equipment and building improvements. The Company does not currently have any material commitments for capital expenditures beyond normal course of business activity.

In January 2026, Kustom 440, Inc. entered into a non-cancellable artist performance agreement for the 2026 Country Stampede music festival with aggregate payment obligations totaling $750,000, payable in installments of $187,500 upon execution, $187,500 due no later than May 27, 2026, and $375,000 payable following the performance. See Note 15, Commitments and Contingencies, for additional details.

Debt obligations - We have the following outstanding debt related to continuing operations as of December 31, 2025, which requires future principal payments:

December 31, 2025
Economic injury disaster loan (EIDL)	$141,083
Unsecured Promissory note – Entertainment Segment	525,000
2025 Secured Notes	1,070,000
Commercial Extension of Credit- Entertainment Segment	—
Merchant Advances – Video Solutions Segment	—
Senior Secured Promissory Notes-Issued November 2024	—
Total gross principal	1,736,083
Unamortized debt issuance costs	(890,716)
Debt obligations	845,367
Less: current maturities of debt obligations	707,826

Debt obligations, long-term	$137,541

Debt obligations mature on an annual basis as follows as of December 31, 2025:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026	$1,598,542	$(890,716)	$707,826
2027	3,677		3,677
2028	3,817		3,817
2029	3,963		3,963
2030 and thereafter	126,084		126,084
Total	$1,736,083	$(890,716)	$845,367

The table above excludes the related party note payable to a TicketSmarter officer trust with a net carrying value of $400,110 as of December 31, 2025 ($0 current, $400,110 long-term). See Note 19, Related Party Transactions, for additional details.

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

401 (k) Plan.

The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employees’ elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $80,083 and $144,589 for the years ended December 31, 2025 and 2024, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, Nature of Business and Summary of Significant Accounting Policies, to our consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies and estimates are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Goodwill and other intangible assets;

●	Warranty Reserves;

●	Fair value of warrant derivative liabilities;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

●	Discontinued Operations

Revenue Recognition / Allowances for Doubtful Accounts. Revenue is recognized for the shipment of products or delivery of service in accordance with ASC 606 by applying the following five-step model:

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

For our Entertainment Segment, our customers are mainly online visitors that pay at the time of the transaction, and we collect the service fees charged with the transaction. This leads to minimal risk for uncollectible accounts, and we consider a specific reserve for bad debts based on individual customer circumstances. We continue to monitor collectability trends and assess appropriate reserve levels based on our operating history within this segment.

Allowance for Excess and Obsolete Inventory. We record valuation reserves on inventory for estimated excess or obsolete items. The amount of the reserve represents the difference between the cost of the inventory and its estimated net realizable value based on assumptions regarding future demand, inventory aging, and market conditions. Management performs a detailed review of inventory balances on a quarterly basis to identify inventory that may be excess or obsolete and uses judgment to estimate appropriate reserve levels. We also adjust the carrying value of inventory when its estimated net realizable value is below cost.

Inventories consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Raw material and component parts– Video Solutions Segment	$2,829,039	$2,589,804
Work-in-process– Video Solutions Segment	—	4,906
Finished goods – Video Solutions Segment	1,149,538	1,655,317
Finished goods – Entertainment Segment	270,856	505,694
Subtotal	4,249,433	4,755,721
Reserve for excess and obsolete inventory– Video Solutions Segment	(1,849,124)	(2,037,252)
Reserve for excess and obsolete inventory – Entertainment Segment	(69,817)	(132,403)
Total inventories	$2,330,492	$2,586,066

As reflected above, inventory reserves represented approximately 45% of gross inventory at December 31, 2025, compared to approximately 46% of gross inventory at December 31, 2024. Total reserves for excess and obsolete inventory were $1,918,941 and $2,169,655 at December 31, 2025 and 2024, respectively.

The decrease in inventory reserves during 2025 was primarily attributable to reductions in finished goods balances, the disposition and utilization of inventory previously reserved, and lower ticket inventory levels in the Entertainment Segment. Inventory held within the Entertainment Segment primarily consists of event tickets, which may sell below cost or become unsellable following the related event date and therefore require write-off. Management evaluates inventory recoverability on an ongoing basis and believes the recorded reserves are appropriate based on inventory levels, historical sales patterns, and current operating conditions as of December 31, 2025.

If actual future demand, sales activity, or market conditions differ from management’s estimates, or if product designs or technologies change in ways not currently anticipated, additional inventory write-downs may be required beyond the reserves recorded.

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

When performing our annual assessment of the recoverability of goodwill, we initially perform a qualitative analysis evaluating whether any events or circumstances occurred or exist that provide evidence that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount. If we do not believe that it is more likely than not that the fair value of any of our reporting units is less than the related carrying amount, then no quantitative impairment test is performed. However, if the results of our qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its respective carrying amount, then we perform a quantitative impairment test.

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

During the third fiscal quarter of 2024, management determined that triggering events had occurred, including an additional decline in demand for services, prolonged economic uncertainty, the failure of a planned split-off transaction to occur when and as expected, and a further decrease in our stock price. As a result, we performed an interim impairment test as of September 30, 2024. Based on that interim test, we recorded non-cash impairment charges of $307,000 related to entertainment segment goodwill and $201,000 related to entertainment segment trademarks, for total continuing operations impairment charges of $508,000 for the year ended December 31, 2024. An additional non-cash goodwill impairment charge of $4,322,000 related to the revenue cycle management segment was recorded within discontinued operations during the same period. No additional impairment was identified in the December 31, 2024 annual roll-forward assessment.

We performed our annual goodwill and intangible asset impairment test as of December 31, 2025 on a full quantitative basis, given the prior-year impairment history and continued operating losses across certain segments. The Revenue Cycle Management Segment (Nobility Healthcare) was classified as discontinued operations prior to the measurement date and was excluded from the annual impairment analysis. The fair value of each continuing reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows, requiring significant judgments including estimation of future cash flows, long-term revenue growth rates, and determination of our weighted average cost of capital risk-adjusted to reflect the specific risk profile of each reporting unit. The weighted average cost of capital used in our December 31, 2025 impairment test ranged from 18.4% to 22.7%. We also applied a market approach using revenue multiples of comparable publicly traded companies. The income and market approaches were equally weighted for all reporting units.

We consider a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 20% premium or greater. Based on our December 31, 2025 annual impairment test, the Video Solutions Segment’s fair value was substantially in excess of its carrying value, with an indicated equity fair value of $2,580,000 compared to a carrying value of approximately $595,000. The Video Solutions Segment carries no goodwill. The Entertainment Segment was determined to be impaired.

We held total goodwill of approximately $5,805,507 related to businesses within our Entertainment Segment prior to our December 31, 2025 annual impairment test, consisting of $5,579,548 attributable to TicketSmarter and $225,959 attributable to Country Stampede. As a result of our December 31, 2025 annual impairment test, we concluded that the carrying amount of the Entertainment Segment’s equity exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $1,428,000, which is included in goodwill and intangible asset impairment charge on our consolidated statements of operations for the year ended December 31, 2025. The remaining goodwill balance for the Entertainment Segment was $4,377,507 as of December 31, 2025. The goodwill impairment was primarily driven by the segment’s continued operating losses, the fixed cost structure of festival operations, and the structural cost challenges within certain Entertainment Segment revenue streams.

We held indefinite-lived trade names and trademarks of $699,000 related to businesses within our Entertainment Segment as of December 31, 2024, prior to our annual impairment test, consisting of the TicketSmarter trade name and the Country Stampede trade name. During the year ended December 31, 2025, we concluded that the carrying amounts of both trade names exceeded their estimated fair values and recorded non-cash impairment charges totaling $359,000, which are included in goodwill and intangible asset impairment charge on our consolidated statements of operations for the year ended December 31, 2025, consisting of $189,000 related to the TicketSmarter trade name and $170,000 related to the Country Stampede trade name. The remaining carrying values of the TicketSmarter and Country Stampede trade names were $210,000 and $130,000, respectively, as of December 31, 2025.

We also held a finite-lived Sponsorship Agreement Network (SAN) intangible asset within our Entertainment Segment with a net carrying value of $746,667 prior to impairment testing. Under ASC 360, we compared the SAN carrying value to the sum of undiscounted future cash flows attributable to the asset; as the undiscounted cash flows of $621,000 failed the recoverability test, we recorded a full non-cash impairment charge of $746,667, reducing the carrying value to $0 as of December 31, 2025.

The total non-cash goodwill and intangible asset impairment charges recorded for the year ended December 31, 2025 were $2,533,667, all attributable to the Entertainment Segment.

Warranty Reserves.

Historically, the Company recorded an assurance-type warranty liability related to hardware products sold. As the Company has continued its transition to a cloud-based, subscription model—where devices are typically provided as part of the service arrangement rather than sold outright—the volume of products subject to assurance-type warranties has become insignificant. For subscription deployments, the Company’s obligations primarily consist of maintenance, support, and service-level commitments, which are accounted for under ASC 606 as service obligations, with any service-level credits treated as variable consideration, rather than as assurance-type warranties. Based on historical claims experience and expected future costs, anticipated assurance-type warranty expenses are not material. Accordingly, the Company’s warranty reserve was reduced to $— as of December 31, 2025, compared to $11,615 as of December 31, 2024, reflecting the factors noted above.

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

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of December 31, 2025 and December 31, 2024, we have fully reserved all of our deferred tax assets. We determined that it was appropriate to maintain a full valuation allowance on our net deferred tax assets at December 31, 2025 and December 31, 2024, as the allowance was increased in each respective year to fully reserve all deferred tax assets based on our assessment of recoverability and continued operating losses. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB, an uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of December 31, 2025 and December 31, 2024 representing uncertain tax positions.

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

Discontinued Operations.

Certain of the Company’s significant accounting estimates relate to businesses that have been classified as discontinued operations. Assets and liabilities of discontinued operations are measured and reported in accordance with U.S. GAAP and are presented separately from continuing operations in the consolidated financial statements. Management applies the same accounting policies and estimation methodologies to discontinued operations as those applied to continuing operations, including estimates related to revenue recognition, accounts receivable collectability, inventory valuation, impairment of long-lived assets, and contingent liabilities, where applicable. The results of discontinued operations are excluded from continuing operations and presented separately in the consolidated statements of operations.

Inflation and Seasonality

Inflation has not materially affected us during the past fiscal year. We do not believe that our Video Solutions Segment’s business is seasonal in nature, however; the Entertainment Segment experiences variability in revenues across quarters, with the Country Stampede music festival generating revenues in the second quarter and TicketSmarter platform activity driven by event scheduling throughout the year.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are included in this Annual Report on Form 10-K commencing on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 5, 2025, the Audit Committee of the Board of Directors of Digital Ally, Inc. approved the dismissal of RBSM LLP (“RBSM”) as the Company’s independent registered public accounting firm. On May 5, 2025, the Audit Committee approved the appointment of Victor Mokuolu CPA PLLC as the Company’s new independent registered public accounting firm, effective immediately, to perform independent audit services for the fiscal year ending December 31, 2025.

The reports of RBSM on the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that RBSM’s report on the consolidated financial statements as of and for the year ended December 31, 2024 contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2024 and 2023, and through May 5, 2025, there were no disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K during such periods.

The Company reported this change on Form 8-K filed with the Securities and Exchange Commission on May 9, 2025.

Item 9A.	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures to provide reasonable assurance of achieving the control objectives, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on their evaluation as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at a reasonable assurance level to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act, including this Annual Report on Form 10-K, was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

In connection with the filing of this Annual Report on Form 10-K, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using the framework in the 2013 Internal Control – Integrated Framework, management believes that, as of December 31, 2025, our internal control over financial reporting is not effective.

Material Weakness

In connection with the audit of our consolidated financial statements as of December 31, 2025 and 2024, we identified a material weakness in our internal control over financial reporting related to timely review and detection of potential accounting misstatements, which in the aggregate, constitute a material weakness.

Remediation Activities

As part of our plan to remediate this material weakness, we are performing a full review of our internal control procedures. We have implemented, and plan to continue to implement, new controls and new processes. We have established and plan to continue to develop more robust processes to support our internal control over financial reporting, including clearly defined roles and responsibilities. The Company anticipates time being required to complete the implementation and to assess and ensure the sustainability of these controls. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2025, the Company completed the divestiture of its Revenue Cycle Management Segment through the sale of Nobility Healthcare, which resulted in changes to the scope of entities subject to the Company’s internal control over financial reporting. Other than matters related to this divestiture, there have been no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing our internal controls to ensure the appropriate design and operating effectiveness.

Item 9B.	Other Information.

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names of the members of our Board and our executive officers and certain information about them as of December 31, 2025, are set forth below:

Name of Board of Director Member (4)	Positions	Age	Director Since
Stanton E. Ross	Chairman, President and Chief Executive Officer	64	2005
Leroy C. Richie (1)(2)(3)	Lead Independent Director, Chairman of the Nominating Committee and Compensation Committee and attorney	84	2005
D. Duke Daughtery (1)(2)(3)	Independent Director; Chairman of Audit Committee	61	2023
Charles M. Anderson (1)(2)(3)	Independent Director	67	2024

Name of Executive Officer (4)	Positions	Age	Executive Officer Since
Thomas J. Heckman	Vice President, Chief Financial Officer, Treasurer & Secretary	66	2007
Peng Han	Chief Operating Officer	52	2021

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Nominating Committee

(4)	The address of each executive officer and director listed is 6366 College Blvd., Overland Park, Kansas 66211.

The Board has determined that Messrs. Richie, Daughtery and Anderson are “independent directors,” as defined by the rules and listing standards of Nasdaq. In making this determination, the Board considered the transactions and relationships disclosed under “Certain Relationships and Related Transactions” below.

Biographical Information - Directors

Stanton E. Ross has served as Chairman, President and Chief Executive Officer (“CEO”) of the Company since September 2005. From March 1992 to June 2005, Mr. Ross was the Chairman and President of American Noble Gas Inc. (formerly known as Infinity Energy Resources, Inc.), a publicly held oil and gas exploration and development company (“AMGAS”) and served as an officer and director of each of AMGAS’s subsidiaries. He resigned from all his positions with AMGAS in June 2005, except Chairman, but was reappointed President in October 2006. From 1991 until March 1992, he founded and served as President of Midwest Financial, a financial services corporation involved in mergers, acquisitions, and financing for corporations in the Midwest. From 1990 to 1991, Mr. Ross was employed by Duggan Securities, Inc., an investment banking firm in Lenexa, Kansas, where he primarily worked in corporate finance. From 1989 to 1990, he was employed by Stifel, Nicolaus & Co., a member of the New York Stock Exchange, where he was an investment executive. From 1987 to 1989, Mr. Ross was self-employed as a business consultant. From 1985 to 1987, Mr. Ross was President and founder of Kansas Microwave, Inc., which developed a radar detector product. From 1981 to 1985, he was employed by Birdview Satellite Communications, Inc., which manufactured and marketed home satellite television systems, initially as a salesman and later as National Sales Manager. Mr. Ross estimates he devoted most of his time to Digital Ally and the balance to AMGAS in 2020. In late 2007, AMGAS sold a substantial portion of its operating assets and has not required a substantial amount of his time since such point. Mr. Ross holds no public company directorships other than with the Company and AMGAS and has not held any others during the previous five years. The Company believes that Mr. Ross’s broad entrepreneurial, financial, and business expertise and his experience with micro-cap public companies and his role as President and Chief Executive Officer give him the qualifications and skills to serve as a Director.

Leroy C. Richie has been the Lead Independent Director of the Company since September 2005. He is also the Chairman of the Compensation Committee and Nominating Committee and a member of the Audit Committee. Since June 1, 1999, Mr. Richie has been a director of AMGAS. Additionally, until 2017, Mr. Richie served as a member of the board of directors of Columbia Mutual Funds, (or mutual fund companies acquired by or merged with Columbia Mutual Funds), a family of investment companies managed by Ameriprise Financial, Inc. From 2004 to 2015, he was of counsel to the Detroit law firm of Lewis & Munday, P.C. From 2007 to 2014, Mr. Richie served as a member of the board of directors of OGE Energy Corp. He holds no other public directorships and has not held any others during the previous five years. Until 2019, Mr. Richie served as the Vice-Chairman of the Board of Trustees and Chairman of the Compensation Committee for the Henry Ford Health System, in Detroit. Mr. Richie was formerly Vice President of Chrysler Corporation and General Counsel for automotive legal affairs, where he directed all legal affairs for its automotive operations from 1986 until his retirement in 1997. Before joining Chrysler, he was an associate with the New York law firm of White & Case (1973-1978) and served as director of the New York office of the Federal Trade Commission (1978-1983). Mr. Richie received a B.A. from City College of New York, where he was valedictorian, and a J.D. from the New York University School of Law, where he was awarded an Arthur Garfield Hays Civil Liberties Fellowship. The Company believes that Mr. Richie’s extensive experience as a lawyer and as an officer or director of public companies gives him the qualifications and skills to serve as a Director.

D. Duke Daughtery joined the board of directors of the Company in October 2024 and he is also the chairman of the Audit Committee, and a member of the Compensation Committee and Nominating Committee. From 1987 to 2019, Mr. Daughtery was an assurance partner and audit practice leader with Grant Thornton and Deloitte & Touche in Kansas City. Mr. Daughtery was instrumental in the significant growth of Grant Thornton’s Kansas City audit practice. Mr. Daughtery served numerous companies ranging from high growth private equity backed clients, to multi-billion revenue private companies to public companies ranging from smaller public companies to the Fortune 500. Mr. Daughtery brings to the board of directors many years of leadership experience as an assurance partner at major accounting firms and extensive experience in developing and executing growth strategies, acquisitions and capital transactions. The Company considers Mr. Daughtery to be an audit committee financial expert. Mr. Daughtery obtained his Bachelor of Arts in Accounting and in Management and Business Administration from Saint Ambrose University. Mr. Daughtery holds no public company directorships other than with the Company and has only held the aforementioned position in Digital Ally during the previous five years. From 2019 to 2024 Mr. Daughtery was not employed by any company. The Company believes that Mr. Daughtery’s extensive experience as an accountant of public companies gives him the qualifications and skills to serve as a director.

Charles “Chopper” Anderson joined the board of directors of the Company in December 2024. Mr. Anderson has served as Chief Executive Officer at Alien Audio since 2007. He is a renowned bass player known for his exceptional talent and versatility in the music industry. Mr. Anderson graduated from Belmont College in 1977 as one of the first graduates of their newly found music program. Moving to Nashville, Tennessee in 1975, Mr. Anderson became a sought-after session musician, collaborating with a wide range of artists across genres like rock, pop, country, and R&B. Through a variety of tours, records, and sessions, Mr. Anderson played the bass guitar with numerous notable artists such as Dolly Parton, Dottie West, Kenny Rogers, Marie Osmond, Lee Roy Parnell, and Edwin McCain. From 1991 to 2001 Mr. Anderson was on tour with Reba McIntire. In 2007, he founded his own bass guitar manufacturing company, Alien Audio, still doing business to date. His dynamic bass lines have featured on numerous hit albums, earning him a reputation for innovation and reliability. His contributions to music have earned him several awards and accolades, celebrating his technical proficiency and creative approach. His lasting impact on the music world continues to inspire both current and future generations of musicians. Mr. Anderson holds no public company directorships, nor has he held any public company directorships within the past five years, and the Company believes that Mr. Anderson’s extensive experience in the entertainment industry gives him the qualifications and skills to serve as a director.

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

Peng Han has served as Chief Operating Officer since November 2021. Joining the Company in February 2010, Mr. Han served as Lead Software Engineer, Software Manager, Vice President of Engineering, and CTO. With over two decades of experience in spearheading the development of innovative and cutting-edge software and hardware products, Mr. Han’s expertise lies in large-scale software development, video technology, real-time embedded systems, telecommunications, and intellectual property management. From 2005 to 2010, Mr. Han worked as Senior Staff Engineer for Ingenient Technologies, a leading provider of embedded multimedia system solutions. From 2004 to 2005, Mr. Han was employed by WMS Gaming, an electronic game entertainment company, where he worked as Core Software Engineer. From 2001 to 2003, he was employed as a Software Engineer by Tellabs, a telecommunication software and hardware solution provider. Mr. Han received his Master of Science degree in Computer Science at Iowa State University in Ames, Iowa.

Involvement in Certain Legal Proceedings

None.

Board of Directors and Committee Meetings

Our Board of Directors held four meetings and acted a number of times by unanimous consent resolutions during the fiscal year ended December 31, 2025. Each of our directors attended at least 75% of the meetings of the Board of Directors and the committees on which he served in the fiscal year ended December 31, 2025. Our directors are expected, absent exceptional circumstances, to attend all Board meetings and meetings of committees on which they serve and are also expected to attend our annual meeting of stockholders. All directors then in office attended the 2025 annual meeting of stockholders.

Committees of the Board of Directors

Our Board of Directors currently has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. Each committee has a written charter approved by the Board of Directors outlining the principal responsibilities of the committee. All of our directors, other than our Chairman and Chief Executive Officer, have met in executive sessions without management present on a regular basis in 2025 and year-to-date 2026.

Audit Committee

Our Audit Committee appoints the Company’s independent auditors, reviews audit reports and plans, accounting policies, financial statements, internal controls, audit fees, and certain other expenses and oversees our accounting and financial reporting process. Specific responsibilities include selecting, hiring and terminating our independent auditors; evaluating the qualifications, independence and performance of our independent auditors; approving the audit and non-audit services to be performed by our auditors; reviewing the design, implementation, adequacy and effectiveness of our internal controls and critical accounting policies; overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters; reviewing any earnings announcements and other public announcements regarding our results of operations in conjunction with management and our public auditors; conferring with management and the independent auditors regarding the effectiveness of internal controls, financial reporting processes and disclosure controls; consulting with management and the independent auditors regarding Company policies governing financial risk management; reviewing and discussing reports from the independent auditors on critical accounting policies used by the Company; establishing procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters; reviewing and approving related-person transactions in accordance with the Company’s policies and procedures with respect to related-person transactions and applicable rules; reviewing the financial statements to be included in our Annual Report on Form 10-K; discussing with management and the independent auditors the results of the annual audit and the results of quarterly reviews and any significant changes in our accounting principles; and preparing the report that the SEC requires in our annual proxy statement. The report of the Audit Committee for the year-ended December 31, 2025 was included in our annual proxy statement for 2024.

The Audit Committee is currently comprised of three Directors, each of whom is independent, as defined by the rules and regulations of the SEC and The Nasdaq Stock Market LLC (“Nasdaq”) Rule 5605(a)(2). The Audit Committee held four meetings during the year-ended December 31, 2025. On September 22, 2005, the Company created the Audit Committee and adopted a written charter for it. The current members of our Audit Committee are D. Duke Daughtery, who serves as Chairman, Leroy C. Richie, and Charles M. Anderson. The Board determined that Mr. Daughtery qualifies as an “audit committee financial expert,” as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations and is independent as noted above.

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

Our Compensation Committee is currently comprised of three Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and the SEC rules and regulations. The current members of our Compensation Committee are Leroy C. Richie, Chairman, D. Duke Daughtery, and Charles M. Anderson. The Compensation Committee held two meetings and acted several times by unanimous written consent resolutions during the year ended December 31, 2025. Mr. Ross, our Chief Executive Officer, does not participate in the determination of his own compensation or the compensation of directors. However, he makes recommendations to the Compensation Committee regarding the amount and form of the compensation of the other executive officers and key employees, and he often participates in the Compensation Committee’s deliberations about such persons’ compensation. Thomas J. Heckman, our Chief Financial Officer, also assists the Compensation Committee in its deliberations regarding executive officer, director and employee compensation. No other executive officers participate in the determination of the amount or the form of the compensation of executive officers or directors. The Compensation Committee does not utilize the services of an independent compensation consultant to assist in its oversight of executive and director compensation. On September 22, 2007, the Board of Directors adopted a written charter for the Compensation Committee.

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

The Nominating and Governance Committee selects director nominees and recommends them to the full Board of Directors. In relation to such nomination process, the Nominating and Governance Committee:

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

Our Nominating and Governance Committee is currently comprised of three Directors, whom the Board considers to be independent under the applicable rules and listing standards of Nasdaq and the SEC rules and regulations. The Nominating and Governance Committee held one meeting during the year ended December 31, 2025. The current members of our Nominating and Governance Committee are Leroy C. Richie, who serves as Chairman, D. Duke Daughtery, and Charles M. Anderson. The Committee was created by our Board of Directors on December 27, 2007, when the Board of Directors adopted a written charter, which was amended in February 2010.

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

Our Board of Directors also believes that a lead independent director is part of an effective Board leadership structure. To this end, the Board has appointed Leroy C. Richie as the lead independent director. The independent directors meet regularly in executive sessions at which only they are present, and the lead independent director chairs those sessions. As the lead independent director, Mr. Richie calls meetings of the independent directors as needed; sets the agenda for meetings of the independent directors; presides at meetings of the independent directors; is the principal liaison on Board issues between the independent directors and the Chairman and between the independent directors and management; provides feedback to the Chairman and management on the quality, quantity and timeliness of information sent to the Board; is a member of the Compensation Committee that evaluates the CEO’s performance; and oversees the directors’ evaluation of the Board’s overall performance. The Nominating and Governance Committee and the Board believe that its leadership structure, which includes the appointment of a lead independent lead director, is appropriate because it, among other things, provides for an independent director who gives board member leadership and each of the directors, other than Mr. Ross, is independent. Our Board of Directors believes that the independent directors provide effective oversight of management.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by writing to us as follows: Kustom Entertainment, Inc., attention: Corporate Secretary, 6366 College Blvd., Overland Park, KS 66211. Stockholders who would like their submission directed to a member of the Board of Directors may so specify and the communication will be forwarded as appropriate.

Policy for Director Recommendations and Nominations

Our Nominating and Governance Committee will consider candidates for Board membership suggested by Board members, management and our stockholders. The policy of our Nominating and Governance Committee is to consider recommendations for candidates to the Board of Directors from any stockholder of record in accordance with our Bylaws. A director candidate recommended by our stockholders will be considered in the same manner as a nominee recommended by a Board member, management or other sources. In addition, a stockholder may nominate a person directly for election to the Board of Directors at an annual meeting of stockholders, provided the stockholder meets the requirements set forth in our Bylaws. We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

Stockholder Recommendations for Director Nominations. Stockholder recommendations for director nominations may be submitted to the Company at the following address: Kustom Entertainment, Inc., Attention: Corporate Secretary, 6366 College Blvd., Overland Park, KS 66211. Such recommendations will be forwarded to the Nominating and Governance Committee for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and they are in time for the Nominating and Governance Committee to do an adequate evaluation of the candidate before the Annual Meeting. The submission must be accompanied by a written consent of the individual to stand for election if nominated by the Board of Directors and to serve if elected and to cooperate with a background check.

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

Code of Ethics and Conduct

Our Board of Directors has adopted a Code of Ethics and Conduct that is applicable to all of our employees, officers and directors. Our Code of Ethics and Conduct is intended to ensure that our employees, officers and directors act in accordance with the highest ethical standards. The Code of Ethics and Conduct is available on the Investor Relations page of our website at https://kustoment.com/ and the Code of Ethics and Conduct was filed as an exhibit to our Annual Report on Form 10-K filed on March 4, 2008.

Delinquent Section 16(a) Reports

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our outstanding shares of Common Stock must report on their ownership of the Company’s securities and any changes in such ownership to the SEC. Specific due dates for these reports have been established. During such fiscal year, we believe that all reports required to be filed by such persons pursuant to Section 16(a) were filed on a timely basis, with the exception of the reports listed in the table below:

Name	Number of Late Reports	Description
Charles M. Anderson	2	Charles Anderson’s Form 3 was not filed on a timely basis; Charles Anderson’s Form 4 was not filed on a timely basis.
Thomas Heckman	1	Thomas Heckman’s Form 4 was not filed on a timely basis.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission.

The following table presents information concerning the total compensation of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Operating Officer (the “Named Executive Officers”) for services rendered to the Company in all capacities for the years ended December 31, 2025 and 2024:

Summary Compensation Table

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)		Option awards ($) (1)	All other compensation ($) (2)	Total ($)
Stanton E. Ross	2025	$256,216	$150,000	$-		$-	$15,326	$421,542
Chairman, CEO and President	2024	$112,885	$-	$42,600	(3)	$-	$6,175	$161,660

Thomas J. Heckman	2025	$125,646	$-	$-		$-	$3,122	$128,768
CFO, Treasurer and Secretary	2024	$51,923	$-	$-		$-	$2,885	$54,808

Peng Han	2025	$259,385	$-	$-		$-	$8,567	$267,952
COO	2024	$112,885	$-	$31,950	(4)	$-	$5,706	$150,541

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

(3) Stock awards include the following restricted stock granted during 2024 to Mr. Ross: 4 shares at $10,650.00 per share that vested 100% on January 31, 2025, subject to Mr. Ross remaining an employee of the Company at that point in time.

(4) Stock awards include the following restricted stock granted during 2024 to Mr. Han: 3 shares at $10,650.00 per share, of which 1 shares vested immediately on January 31, 2024 at $10,650.00 per share and the remaining to vest annually beginning on January 31, 2025 through January 31, 2028, subject to Mr. Han remaining an employee of the Company at that point in time.

All Other Compensation Table

		401(k) Plan	Company paid	Flexible & health savings account	Company paid life, accident &	Other
Name	Year	contribution by Company	healthcare insurance	contributions by Company	disability insurance	Contractual payments	Total
Stanton E. Ross	2025	$8,048	$5,562	$895	$821	$-	$15,326
Chairman, CEO and President	2024	$4,635	$-	$719	$821	$-	$6,175

Thomas J. Heckman	2025	$2,600	$-	$-	$522	$-	$3,122
CFO, Treasurer and Secretary	2024	$1,869	$-	$379	$637	$-	$2,885

Peng Han	2025	$7,746	$-	$-	$821	$-	$8,567
COO	2024	$4,885	$-	$-	$821	$-	$5,706

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

On January 31, 2024, the Compensation Committee approved the annual base salaries of Stanton E. Ross, Chief Executive Officer, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, and Peng Han, Chief Operating Officer, at $250,000, $120,000, and $250,000, respectively, for 2024. However, the officers voluntarily reduced their salaries throughout 2024 to the amounts indicated in the Summary Compensation Table to support the Company’s cash flow position. During 2025, the officers voluntarily reduced their salaries throughout 2025 to the amounts indicated in the Summary Compensation Table to support the Company’s cash flow position.

On January 27, 2026, the Compensation Committee approved the annual base salaries of Stanton E. Ross, Chief Executive Officer, Thomas J. Heckman, Chief Financial Officer, Treasurer and Secretary, and Peng Han, Chief Operating Officer, at $200,000, $90,000, and $200,000, respectively, for 2026.

The Compensation Committee plans to review the base salaries for possible adjustments on an annual basis. Base salary adjustments will be based on both the individual and our performances and will include both objective and subjective criteria specific to each executive’s role and responsibility with us.

Stock Options and Restricted Stock Awards. The Compensation Committee determined stock option and restricted stock awards based on numerous factors, some of which include responsibilities incumbent with the role of each executive with us, tenure with us, as well as our performance. The vesting period of options and restricted stock is also tied, in some instances, to our performance directly related to certain executives’ responsibilities with us. The Compensation Committee determined that Messrs. Ross and Han were eligible for awards of stock options or restricted stock in 2025 based on their performance however, no awards were made during 2025 based on the Company’s financial results and cash flow position, Refer to the “Grants of Plan-Based Awards” table below for restricted stock awards made in 2025. The Committee also determined that Messrs. Ross, Heckman, and Han would be eligible in 2025 for awards of restricted stock or stock options, however, no awards were made during 2025 based on the Company’s financial results and cash flow position.

Bonuses. During the year ended December 31, 2025, a discretionary bonus of $150,000 was paid to Stanton E. Ross. No bonuses were awarded to Mr. Heckman or Han for 2025, or to any executive officer for 2024. Refer to the “Summary Compensation Table” above.

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

The following table presents information concerning the grants of plan-based awards to the Named Executive Officers during the year ended December 31, 2025:

Grants of Plan-Based Awards

Name	Grant date	Date approved by Compensation Committee	All other stock awards: Number of shares of stock or units: (#) (1) (2)	Exercise or base price of option awards ($/Share)	Grant date fair value of stock awards ($) (2)
Stanton E. Ross
Chairman and CEO	-	-	-	$-	$-

Thomas J. Heckman
CFO, Treasurer and Secretary	-	-	-	$-	$-

Peng Han
COO	-	-	-	$-	$-

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

Retention Agreements - Potential Payments upon Termination or Change of Control

The following table sets forth for each named executive officer potential post-employment payments and payments on a change in control and assumes that the triggering event took place on December 31, 2025   and that the amendments to the retention agreements of each person were in effect.

Retention Agreement Compensation

Name	Change in control payment due based upon successful completion of transaction	Severance payment due based on termination after Change of Control occurs	Total
Stanton E. Ross	$50,000	$200,000	$250,000
Thomas J. Heckman	$25,000	$90,000	$115,000
Total	$75,000	$290,000	$365,000

The retention agreements guarantee the executive officers’ specific payments and benefits upon a Change in Control of the Company. The retention agreements also provide for specified severance benefits if, after a Change in Control of the Company occurs, the executive officer voluntarily terminates employment for Good Reason or is involuntarily terminated without Cause.

Under the retention agreements, a “Change in Control” means (i) one party alone, or acting with others, has acquired or gained control over more than 50% of the voting shares of the Company; (ii) the Company merges or consolidates with or into another entity or completes any other corporate reorganization, if more than 50% of the combined voting power of the surviving entity’s securities outstanding immediately after such merger, consolidation or other reorganization is owned by persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization; (iii) a majority of the Board of Directors is replaced and/or dismissed by the stockholders of the Company without the recommendation of or nomination by the Company’s current Board of Directors; (iv) the Company’s Chief Executive Officer the CEO is replaced and/or dismissed by stockholders without the approval of the Board of Directors; or (v) the Company sells, transfers or otherwise disposes of all or substantially all of the consolidated assets of the Company and the Company does not own stock in the purchaser or purchasers having more than 50% of the voting power of the entity owning all or substantially all of the consolidated assets of the Company after such purchase.

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

The following table presents information concerning the outstanding equity awards for the Named Executive Officers as of December 31, 2025:

Outstanding Equity Awards at Fiscal Year-End

Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (1)	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or Payout value of unearned shares, units or other rights that have not vested
Stanton E. Ross
Chairman and CEO		-	-	-	-	-	$-	-	$-

Thomas J. Heckman
CFO, Treasurer and Secretary	-	-	-	-	-	-	$-	-	$-

Peng Han
COO	-	-	-	-	-	8	$15	-	$-

(1) These stock option and restricted stock awards were made under the Kustom Entertainment, Inc. Stock Option and Restricted Stock Plans and vest over the prescribed period contingent upon whether the individual is still employed by the Company at that point.

(2) Market value based upon the closing market price of $1.88 on December 31, 2025.

The following table presents information concerning the stock options exercised and the vesting of restricted stock awards during 2025 for the Named Executive Officers for the year ended December 31, 2025:

	Option Exercises and Restricted Stock Vested
	Option Awards		Stock Awards
	Number of Shares acquired realized on exercise (#)	Value realized on exercise ($)	Number of Shares acquired on vesting (#)	Value on vesting ($)
Stanton E. Ross Chairman and CEO	-	$-	7	$12,957.73	(1)

Thomas J. Heckman CFO, Treasurer and Secretary	-	$-	-	$-

Peng Han COO	-	$-	3	$6,585.67	(2)

(1)	Based on the closing market price of our Common Stock of $2,580.03 on January 10, 2025, the date of vesting for 3 shares of Common Stock, and the closing market price of our Common Stock of $1,304.41on January 31, 2025, the date of vesting for 4 share of Common Stock for Mr. Ross.

(2)	Based on the closing market price of our Common Stock of $1,304.41 on January 31, 2025, the date of vesting for 1 share of Common Stock, the closing market price of our Common Stock of $2,701.23 on January 7, 2025, the date of vesting for and the closing market price of our Common Stock of $2,580.03 on January 10, 2025, the date of vesting for 1 share of Common Stock for Mr. Han.

The number of stock options and restricted stock awards that an employee, director, or consultant may receive under our Plans (defined below under “Information Regarding Plans and Other Arrangements Not Subject to Security Holder Action”) is in the discretion of the administrator and therefore cannot be determined in advance. The Board’s policy in 2024 was to grant officers an award of 10 restricted shares of Common Stock to our CEO and 8 restricted shares of Common Stock to our COO and each non-employee director no award of options or restricted stock, all subject to vesting requirements.

The following table sets forth (a) the aggregate number of shares of Common Stock subject to options granted under the Plans during the year ended December 31, 2025 and (b) the average per share exercise price of such options.

Stock Option and Restricted Stock Grants

Number of
Restricted
	Shares of	Number of	Average per
	Common	Options	Share Exercise
Name of Individual or Group	Stock Granted	Granted	Price
Stanton E. Ross, Chairman of the Board of Directors & CEO	-	-	$-
Leroy C. Richie, Director	-	-	$-
Thomas J. Heckman, Vice President, CFO, Treasurer & Secretary	-	-	$-
Peng Han, COO	-	-	$-
All executive officers, as a group	-	-	$-
All directors who are not executive officers, as a group	-	-	$-
All employees who are not executive officers, as a group	-	-	$-

Director Compensation

Our non-employee directors received the stock option grants noted in the “Director Compensation” table below for their service on the Board of Directors in 2025, including on the Audit, Nominating and Governance, and Compensation Committees.

Director compensation for the year ended December 31, 2025 was as follows:

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Stanton E. Ross, Chairman of the Board of Directors(1)	$—	$—	$—	$—
Leroy C. Richie (2)	$157,000	$—	$—	$157,000
D. Duke Daughtery (2)	$105,000	$—	$—	$105,000
Charles M. Anderson (2)	$54,167	$—	$—	$54,167

(1)	As a Named Executive Officer, Mr. Ross’s compensation and option awards are fully reflected in the “Summary Compensation” table, and elsewhere under “Executive Compensation.” He did not receive compensation or stock options for his services as a director.

(2)	The amounts shown include payments of director fees that were accrued and unpaid as of December 31, 2024, cash fees paid during the first and second quarters of 2025, and accrued but unpaid fees for the third and fourth quarters of 2025.

Outstanding Stock Options Held by Directors

The following table presents information concerning the outstanding equity awards for the Directors as of December 31, 2025:

Outstanding Equity Awards at Fiscal Year-End

	Equity
	incentive
	plan
	awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	underlying	underlying	Option
	unexercised	unexercised	unexercised	exercise	Option
	options (#)	options (#)	unearned	price	expiration
Name	exercisable	unexercisable	options (#)	($)	date
Stanton E. Ross Chairman, CEO and President	-	-	-	$-	-

Leroy C. Richie Lead Outside Director (1)	1			$200,400.00	7/8/2031
	1			$250,800.00	5/1/2030
	2			$361,200.00	5/24/2029
	1			$264,000.00	7/5/2028
	2			$360,000.00	8/14/2027
	2	-	-	$470,400.00	5/11/2026

D Duke Daughtery
Director	-		-	$-	-

Charles M Anderson
Director	-		-	$-	-

(1)	On March 23, 2026, Mr. Richie and the Company mutually agreed to cancel/forfeit all of his outstanding options to acquire Common Stock that were outstanding as of December 31, 2025. Therefore, Mr. Richie no longer holds these outstanding options to acquire Common Stock as of the date of this Annual Report on Form 10-K. Mr. Richie did not receive any compensation for the forfeiture and cancellation of these outstanding options to acquire Common Stock.

Pay Versus Performance

The following table sets forth compensation information for our Chief Executive Officer, Stanton E. Ross, referred to in the tables below as the PEO, and our Chief Financial Officer, Thomas J. Heckman, and our Chief Operating Officer, Peng Han, referred to in the tables below as the Non-PEO NEOs, for purposes of comparing their respective compensation to our net loss, calculated in accordance with SEC regulations, for the fiscal years ended December 31, 2025 and 2024.

Year	Summary Compensation Table Total for PEO	Compensation Actually Paid to PEO	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation Actually Paid to Non-PEO NEOs	Net Income (Loss)
	(1)	(2)	(3)	(4)
2025	$421,542	$412,437	$198,360	$184,400	$(7,359,024)
2024	$161,660	$116,097	$102,675	$88,325	$(21,715,725)

(1)	The dollar amounts reported are the amounts of total compensation reported for Mr. Ross in the Summary Compensation Table for the fiscal years ended December 31, 2025 and 2024.

(2)	The dollar amounts reported represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. The dollar amounts reported are the amounts of total compensation reported for Mr. Ross during the applicable year, but also include (i) the year-end fair value of equity awards granted during the reported year that are outstanding and unvested, (ii) the change in the fair value of equity awards that were outstanding and unvested at the end of the prior year, measured through the date on which the awards vested, or through the end of the reported fiscal year, and (iii) the fair value of equity awards that were issued and vested during the reported fiscal year. See the table under “PEO Equity Award Adjustment Breakout” below for further information.

(3)	The dollar amounts reported are the average total compensation reported for our Non-PEO NEO in the Summary Compensation Table for the fiscal years ended December 31, 2025 and 2024.

(4)	The dollar amounts reported represent the average amount of “compensation actually paid”, as computed in accordance with SEC rules, for our Non-PEO NEOs. The dollar amounts reported are the average total compensation reported for our Non-PEO NEOs in the Summary Compensation Table for the fiscal years ended December 31, 2025 and 2024, but also include (i) the year-end fair value of equity awards granted during the reported year that are outstanding and unvested, (ii) the change in the fair value of equity awards that were outstanding and unvested at the end of the prior year, measured through the date on which the awards vested, or through the end of the reported fiscal year, and (iii) the fair value of equity awards that were issued and vested during the reported fiscal year. See the table under “Non-PEO NEOs Equity Award Adjustment Breakout” below for further information.

PEO Equity Award Adjustment Breakout

To calculate the amounts in the “Compensation Actually Paid to PEO” column in the table above, the following amounts were deducted from and added to (as applicable) our PEO’s “Total” compensation as reported in the Summary Compensation Table:

Year	Summary Compensation Table Total for PEO	Reported Value of Equity Awards for PEO(1)		Fair Value as of Year End for Awards Granted During the Year	Fair Value Year over Year Increase or Decrease in Unvested Awards Granted in Prior Years		Fair Value of Awards Granted and Vested During the Year	Fair Value Increase or Decrease from Prior Year end for Awards that Vested during the Year	Compensation Actually Paid to PEO
2025	$421,542	$	(-0-)	$-0-	$	(-0-)	$-0-	$(9,105)	$412,437
2024	$161,660		$(42,600)	$10,600		$(13,913)	$-0-	$350	$116,097

(1)	Represents the grant date fair value of the equity awards to our PEO, as reported in the Summary Compensation Table.

Non-PEO NEOs Equity Award Adjustment Breakout

To calculate the amounts in the “Compensation Actually Paid to Non-PEO NEOs” column in the table above, the following amounts were deducted from and added to (as applicable) the “Total” compensation of our Non-PEO NEOs as reported in the Summary Compensation Table:

Year (1)	Summary Compensation Table Total for Non-PEO NEOs	Reported Value of Equity Awards for Non-PEO NEOs(2)		Fair Value as of Year End for Awards Granted During the Year	Fair Value Year over Year Increase or Decrease in Unvested Awards Granted in Prior Years	Fair Value of Awards Granted and Vested During the Year	Fair Value Increase or Decrease from Prior Year end for Awards that Vested during the Year	Compensation Actually Paid to Non-PEO NEOs
2025	$198,360	$	(-0-)	$75	$(12,600)	$-0-	$(1,435)	$184,400
2024	$102,675		$(15,975)	$3,975	$(5,565)	$3,195	$20	$88,325

(1)	All the amounts are average for Non-PEO NEOs.

(2)	Represents the grant date fair value of the equity awards to our Non-PEO NEOs, as reported in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 10, 2026, information regarding beneficial ownership of our Common Stock for:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our Common Stock;
●	each of our executive officers;
●	each of our directors; and
●	all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the United States Securities and Exchange Commission (the “SEC”) and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are currently exercisable or exercisable within sixty (60) days of April 10, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown that they beneficially own, subject to community property laws where applicable

Common Stock subject to securities currently exercisable or exercisable within sixty (60) days April 10, 2026 are deemed to be outstanding for computing the percentage ownership of the person holding such securities and the percentage ownership of any group of which the holder is a member but are not deemed outstanding for computing the percentage of any other person.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Kustom Entertainment, Inc., 6366 College Blvd., Overland Park, KS, 66211.

	Number of Shares of Common Stock Beneficially Owned (1)		% of Total
	Shares	%	Voting Power
5% or Greater Stockholders:
None

Executive Officers and Directors:
Stanton E. Ross	27	*	*
Leroy C. Richie	-0-	*	*
D. Duke Daughtery	1	*	*
Thomas J. Heckman(2)	604	*	*
Peng Han(3)	15	*	*
Charles M. Anderson	-0-	*	*

All executive officers and directors as a group (Six individuals)	647	* %	* %

* Represents less than 1%.

(1)	Based on 2,633,063 shares of Common Stock issued and outstanding as of April 10, 2026 and, with respect only to the ownership by all executive officers and directors as a group
(2)	Mr. Heckman’s total shares of Common Stock include 602 shares of common stock held in the Company’s 401(k) Retirement Savings Plan the 401(k) Plan (on April 6, 2026) as to which Mr. Heckman has voting power as trustee of the 401(k) Plan.
(3)	Mr. Han’s total shares of Common Stock include 5 restricted shares that are subject to forfeiture to us.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2025, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.”

Stock option grants. The Company believes that such awards better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a Change in Control (as defined in the Plans). The Company has registered all shares of Common Stock that are issuable under its Plans with the SEC. A total of 125,021 shares remained available for awards under the various Plans as of December 31, 2025.

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

We have filed various registration statements on Form S-8 and amendments to previously filed Form S-8’s with SEC, which registered Common Stock issued or to be issued underlying the awards under the Plans.

The following table sets forth certain information regarding the Plans as of December 31, 2025:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	9	$270,840.00	125,021
Equity compensation plans not approved by stockholders	—	$—	—
Total all plans	9	$270,840.00	125,021

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than compensation arrangements for our directors and executive officers, the following is a summary of transactions since the beginning of the last two fiscal years ended December 31, 2025 and 2024 to which we have been a party in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our then directors, executive officers or holders of more than 5% of any class of our stock at the time of such transaction, or any members of their immediate family, had or will have a direct or indirect material interest.

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $0 and $245,716 as of December 31, 2025 and 2024, respectively. Total management fees accrued and payable in accordance with the operating agreement totaled $19,496 and $38,625 as of December 31, 2025 and 2024, respectively. The Company recorded management fee expense of $0 and $67,905 for the years ended December 31, 2025 and 2024, respectively.

Nobility Healthcare was classified as a discontinued operation as of December 31, 2025. Accordingly, amounts reflected for 2025 represent the full year of Nobility Healthcare’s operations, presented as discontinued operations following its classification as of December 31, 2025 and subsequent sale in January 2026. See Note 23, Discontinued Operations, to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information regarding the discontinued operation.

Transactions with Related Party of TicketSmarter

Note payable – related party is comprised of the following:

	December 31, 2025	December 31, 2024
Note payable – related party	$2,000,000	$2,840,000
Unamortized discount	(1,599,890)	—
Debt obligations	400,110	2,840,000
Less: current maturities of note payable-related party	—	2,840,000

Note payable -related party, long-term	$400,110	$—

Accrued interest – related party was $0 and $492,176 at December 31, 2025 and 2024, respectively.

Debt obligations mature on an annual basis as follows as of December 31, 2025:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	—	—	—
2030 and thereafter	2,000,000	(1,599,890)	400,110
Total	$2,000,000	$(1,599,890)	$400,110

Original Loan and Amendments

On September 22, 2023 and October 2, 2023, a trust (the “Goodman Trust”), the beneficiaries of which are an officer of TicketSmarter, Inc. (“TicketSmarter”) and his spouse, advanced a total of $2,700,000 to TicketSmarter to resolve outstanding payables at discounted rates. The officer serves as CEO of TicketSmarter and continues in that capacity as of December 31, 2025. The officer has no role at the parent company and is not an officer or director of Kustom Entertainment, Inc. The note originally bore interest at 13.25% per annum with weekly principal payments of $54,000 beginning January 2, 2024. The proceeds were used to settle outstanding vendor payables at negotiated discounts; the discounts received were recognized as a gain on extinguishment of liabilities in the consolidated statement of operations for the year ended December 31, 2023.

The note was amended four times between August 2024 and June 2025:

Amendment 1 (August 19, 2024). The repayment start date was extended to January 2, 2025. All other terms, including the 13.25% interest rate and $54,000 weekly payment, remained unchanged. The Company determined the change in present value of cash flows was less than 10% and accordingly accounted for the amendment as a modification with no gain or loss recognized. The effective interest rate was adjusted prospectively. Payments of $22,000 were made during the year ended December 31, 2024.

Amendment 2 (March 20, 2025). The interest rate was reduced from 13.25% to 8% per annum, weekly payments were reduced from $54,000 to $11,000, the repayment term was extended to 247 weeks, and all accrued interest of $582,203 was eliminated. The change in present value of cash flows exceeded 10% and accordingly the amendment was accounted for as an extinguishment and reissuance of a new note. The new note was recorded at its estimated fair value of $2,032,831, determined as the present value of future cash flows discounted at 13.5%, resulting in a debt discount of $667,169. Because the holder is a related party, the difference between the carrying amount of the old note and the fair value of the new note, together with the forgiven accrued interest, was recognized as a deemed capital contribution of $1,249,372 to additional paid-in capital rather than as a gain in earnings.

Amendment 3 (April 18, 2025) and Amendment 4 (June 4,2025). On April 18, 2025, the outstanding principal was reduced from $2,678,000 to $2,000,000, weekly payments were reduced from $11,000 to $9,600, all accrued interest was eliminated, and the interest rate remained at 8%. On June 4, 2025, a subordination clause was added providing that the note will only be repaid once the Company’s intercompany line of credit with TicketSmarter has been fully satisfied, effectively deferring all payments until satisfaction of that obligation (see “Subordination” below). Both amendments were accounted for as extinguishments and recorded as a combined entry on June 4, 2025, resulting in a deemed capital contribution of $622,622 to additional paid-in capital.

Subordination and Fair Value

Amendment 4 subordinated all payments on the Goodman Trust note to the Company’s $3,000,000 line of credit with TicketSmarter, which was established in connection with the September 2021 acquisition and is secured by a first lien on all TicketSmarter assets. As of December 31, 2025, $2,743,179 was outstanding on the line of credit. Based on management’s cash flow projections for TicketSmarter, the line of credit is not expected to be fully satisfied until approximately 2036. Accordingly, the first payment on the Goodman Trust note is not expected until January 2037.

The fair value of the note as of the modification date was determined to be $372,548, calculated as the present value of $9,600 per week for 209 weeks beginning January 2037, discounted at 13.25% per annum, which represents the Company’s estimated incremental borrowing rate for a subordinated obligation of similar credit quality and term. The resulting debt discount of $1,627,452 is being amortized to non-cash interest expense using the effective interest method over the remaining term of the note through 2041. An additional deemed capital contribution of $1,111,304 was recognized to additional paid-in capital to reflect the increase in discount resulting from the deferral of all payments to 2037.

Non-Cash Interest Expense

For the year ended December 31, 2025, the Company recognized total non-cash interest expense of $35,332 related to amortization of the debt discount on the Goodman Trust note, consisting of $7,770 for the period prior to the March 2025 amendment and $27,562 for the period following the June 2025 amendment. The unamortized discount balance was $1,599,890 as of December 31, 2025.

Deemed Capital Contributions

During the year ended December 31, 2025, the Company recognized total deemed capital contributions of $2,983,298 to additional paid-in capital arising from the modifications of the Goodman Trust note. The second amendment on March 20, 2025 resulted in a deemed capital contribution of $1,249,372, representing the forgiveness of $582,203 in accrued interest and the economic benefit of the reduced interest rate. The combined third and fourth amendments, recorded on June 4, 2025, resulted in a deemed capital contribution of $622,622, representing the excess of the carrying value of the extinguished note over the fair value of the restructured note after giving effect to the $678,000 principal reduction and $43,515 in accrued interest forgiveness. An additional deemed capital contribution of $1,111,304 was recognized at December 31, 2025 to reflect the increase in debt discount resulting from the subordination of all payments to 2037. Because the holder of the note is a related party, all amounts were recognized as equity contributions rather than gains in earnings, consistent with the accounting treatment for related party transactions.

Balance Sheet Classification

Because all payments under the note are subordinated to the intercompany line of credit and deferred to 2037, no amounts are classified as current as of December 31, 2025. The note is presented entirely within long-term liabilities at its net carrying value of $400,110. No accrued interest was outstanding as of December 31, 2025, as all previously accrued interest was eliminated pursuant to the amendments described above.

Company Related Party Note

On August 22, 2024, the Company’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. In addition, on October 24, 2024, the Company’s Chief Executive Officer, made an additional loan in the amount of $40,000 to the Company to support its operations. These transactions were recorded as related party notes payable (the “Company Related Party Notes”). The Company Related Party Notes bear interest at prime rate (8.00% as of December 31, 2025 and 2024) per annum with repayment due on demand. The Company paid off the Company Related Party Notes in full during the year ended December 31, 2025.

Related Person Transaction Policy

Our Audit Committee considers and approves or disapproves any related person transaction as required by Nasdaq regulations. The Company’s policies and procedures on related party transactions cover any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships (including any indebtedness or guarantee of indebtedness) in which: (i) the Company (or any subsidiary) is a participant; (ii) any related party has or will have a direct or indirect interest; and (iii) the aggregate amount involved (including any interest payable with respect to indebtedness) will or may be expected to exceed $120,000, except that there is no $120,000 threshold for members of the Audit Committee. A related party is any: (i) person who is or was (since the beginning of the two fiscal years preceding the last fiscal year, even if they do not presently serve in that role) an executive officer, director or nominee for election as a director; (ii) greater than five percent (5%) beneficial owner of the Company’s Common Stock or any other class of the Company’s voting equity securities; or (iii) immediate family member of any of the foregoing. An immediate family member includes a person’s spouse, parents, stepparents, children, stepchildren, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, and brothers- and sisters-in-law and any person (other than a tenant or employee) sharing the same household as such person.

In determining whether to approve or ratify a related party transaction, the Audit Committee, or disinterested directors, as applicable, will take into account, among other factors it deems appropriate: (i) whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; (ii) the nature and extent of the related party’s interest in the transaction; (iii) the material terms of the transactions; (iv) the importance of the transaction both to the Company and to the related party; (v) in the case of a transaction involving an executive officer or director, whether the transaction would interfere with the performance of such person’s duties to the Company; and (vi) in the case of a transaction involving a non-employee director or a nominee for election as a non-employee director (or their immediate family member), whether the transaction would disqualify the director or nominee from being deemed an “independent” director, as defined by Nasdaq, and whether the transaction would disqualify the individual from serving on the Audit Committee or the Compensation Committee or other committees of the Board under applicable Nasdaq and other regulatory requirements.

The Audit Committee only approves those related party transactions that are on terms comparable to, or more beneficial to us than, those that could be obtained in arm’s length dealings with an unrelated third party.

Item 14. Principal Accountant Fees and Services.

Audit and Related Fees

The following table is a summary of the fees for the fiscal years ended December 31, 2025 and 2024:

Fee Category	Fiscal 2025 fees	Fiscal 2024 fees
Audit fees	$282,500	$275,000
Audit-related fees	—	165,000
Tax fees	—	—
All other fees	—	—
Total fees	$282,500	$440,000

Fiscal year 2025 fees were billed by Victor Mokuolu CPA PLLC (“VMCPA”), the Company’s current independent registered public accounting firm. Fiscal year 2024 fees were billed by RBSM LLP, the Company’s former independent registered public accounting firm. The Company engaged VMCPA as its independent registered public accounting firm effective May 5, 2025.

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

3.	Exhibits:

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger, dated August 23, 2022, between Digital Ally, Inc. and DGLY Subsidiary.	(19)
2.2	Agreement and Plan of Merger, dated June 1, 2024, by and among Clover Leaf Capital Corp., CL Merger Sub, Inc., Yntegra Capital Investments LLC, in the capacity as the Purchaser Representative, Kustom Entertainment, Inc. and Digital Ally, Inc.	(27)
3.1(i)(a)	Articles of Incorporation.	(19)
3.1(i)(b)	Articles of Merger.	(19)
3.1(i)(c)	Certificate of Amendment to the Registrant’s Articles of Incorporation, effective December 8, 2022.	(22)
3.1(i)(d)	Certificate of Amendment to Articles of Incorporation of Digital Ally, Inc., dated February 6, 2024.	(23)
3.1(i)(e)	Certificate of Amendment to Articles of Incorporation of the Registrant, effective May 6, 2025.	(31)
3.1(i)(f)	Certificate of Amendment to Articles of Incorporation of the Registrant, effective May 23, 2025.	(32)
3.1(i)(g)	Certificate of Change to the Articles of Incorporation of the Registrant, effective January 8, 2026.	(36)
3.1(i)(h)	Certificate of Amendment to the Articles of Incorporation of the Registrant, effective January 8, 2026.	(36)
3.1(ii)(a)	Amended and Restated Bylaws	(19)
3.1(ii)(b)	Amendment to the Amended and Restated Bylaws of the Registrant, effective January 8, 2026.	(36)
4.1	Form of Common Stock Certificate.	(29)
4.2	Form of Certificate of Designation of Series A Convertible Redeemable Preferred Stock.	(20)
4.3	Form of Certificate of Designation of Series B Convertible Redeemable Preferred Stock.	(20)
4.4	Form of Common Stock Purchase Warrant of Digital Ally, Inc., dated August 5, 2019.	(10)
4.5	Form of Pre-Funded Common Stock Purchase Warrant of Digital Ally, dated February 1, 2021.	(13)
4.6	Form of Common Stock Purchase Warrant of Digital Ally, dated February 1, 2021.	(29)
4.7	Form of Senior Secured Convertible Note, issued by Digital Ally, Inc., dated April 5, 2024.	(26)
4.8	Form of Warrant of Digital Ally, Inc., dated April 5, 2024.	(26)
4.9	Revolving Note, dated October 26, 2024, issued by Digital Ally, Inc.to Kompass Kapital Funding, LLC.	(28)
4.10	Form of Pre-Funded Warrant, dated February 14, 2025	(30)
4.11	Form of Series A Warrant, dated February 14, 2025	(30)
4.12	Form of Series B Warrant, dated February 14, 2025	(30)
4.13	Form of Senior Secured Convertible Note, issued by Digital Ally, Inc., dated September 15, 2025	(33)
4.14	Form of Warrant issued by Digital Ally, Inc., dated September 15, 2025	(33)
4.15	Form of Senior Secured Convertible Note, issued by Digital Ally, Inc., dated December 19, 2025	(33)
4.16	Form of Warrant issued by Digital Ally, Inc., dated December 19, 2025	(35)
4.17	Promissory Note dated January 8, 2026.	(37)
4.18	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	(25)
10.1	2005 Stock Option and Restricted Stock Plan.	(2)
10.2	2006 Stock Option and Restricted Stock Plan.	(2)
10.3	Form of Stock Option Agreement (ISO and Non-Qualified) 2005 Stock Option Plan.	(2)
10.4	Form of Stock Option Agreement (ISO and Non-Qualified) 2006 Stock Option Plan.	(2)
10.9	Forms of Restricted Stock Agreement for 2005, 2006, 2007 and 2008 Stock Option and Restricted Stock Plans.	(3)
10.11	2011 Stock Option and Restricted Stock Plan	(4)
10.12	Form of Stock Option Agreement for 2011 Stock Option and Restricted Stock Plan	(4)
10.13	Amended and Restated 2015 Stock Option and Restricted Stock Plan	(5)
10.14	Form of 2015 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(25)
10.15	Digital Ally, Inc. 2018 Stock Option and Restricted Stock Plan.	(9)
10.16	Form of 2018 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(25)
10.17	Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(11)
10.18	Amendment to Digital Ally, Inc. 2020 Stock Option and Restricted Stock Plan.	(14)
10.19	Form of 2020 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement.	(25)
10.20	Digital Ally, Inc. 2022 Stock Option and Restricted Stock Plan.	(21)
10.21	Form of 2022 Stock Option and Restricted Stock Plan Restricted Stock Grant Agreement under the 2022 Stock Option and Restricted Stock Plan.	(24)

10.22	Proceeds Investment Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP.	(8)
10.23	Letter Agreement, dated as July 31, 2018, by and between Digital Ally, Inc. and Brickell Key Investments LP.	(8)
10.24	Form of Securities Purchase Agreement, dated as of January 11, 2021, by and between Digital Ally, Inc. and the Investors.	(12)
10.25	Form of Placement Agency Agreement, dated January 27, 2021, by and between Digital Ally, Inc. and Kingswood Capital Markets, division of Benchmark Investments, Inc.	(13)
10.26	Form of Securities Purchase Agreement, dated as of January 27, 2021, by and between Digital Ally, Inc. and the Investors.	(13)
10.27	Commercial Real Estate Sales Contract, dated February 24, 2021, between Digital Ally, Inc. and DDG Holding, LLC.	(15)
10.28	Form of Operating Agreement of Nobility Healthcare, LLC, dated June 1, 2021.	(16)
10.29	Warrant Exchange Agreement, dated August 19, 2021, by and among Digital Ally, Inc. and the warrant holders who are signatories thereto.	(17)
10.30	Unit Purchase Agreement, dated September 2, 2021.	(18)
10.31	Form of Exchange Agreement, dated August 23, 2022.	(19)
10.32	Form of Securities Purchase Agreement, dated October 13, 2022, between Digital Ally, Inc. and the investors thereto.	(20)
10.33	Form of Registration Rights Agreement, dated October 13, 2022, by and among Digital Ally, Inc. and the investors named therein.	(20)
10.34	Form of Securities Purchase Agreement, dated April 5, 2024, between Digital Ally, Inc. and certain Purchasers who are signatories thereto.	(26)
10.35	Form of Security Agreement, dated April 5, 2024, between Digital Ally, Inc. and certain holders of Digital Ally, Inc.’s Senior Secured Convertible Notes who are signatories thereto.	(26)
10.36	Form of Trademark Security Agreement, dated April 5, 2024, between Digital Ally, Inc. and a lender.	(26)
10.37	Form of Patent Security Agreement, dated April 5, 2024, between Digital Ally, Inc. and between Digital Ally, Inc. and a lender.	(26)
10.38	Form of Subsidiary Guaranty, dated April 5, 2024, by and among Digital Ally, Inc. and its direct and indirect subsidiaries and a lender.	(26)
10.39	Form of Registration Rights Agreement, dated April 5, 2024, between Digital Ally, Inc. and certain Purchasers, who are signatories thereto.	(26)
10.40	Loan and Security Agreement, dated October 26, 2024, by and between Digital Ally, Inc., Digital Ally Healthcare, LLC, and Kompass Kapital Funding, LLC.	(28)
10.41	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated October 26, 2024, by and between Digital Ally, Inc. and Kompass Kapital Funding, LLC.	(28)
10.42	Lock-Up Agreement, dated June 1, 2024, by and between Clover Leaf Capital Corp., Yntegra Capital Investments, LLC, and Digital Ally, Inc.	(27)
10.43	Form of Underwriting Agreement by and between Digital Ally, Inc. and Aegis Capital Corp., dated February 13, 2025	(30)
10.44	Form of Securities Purchase Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025, relating to the Notes and Warrants	(33)
10.45	Form of Security Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025	(33)
10.46	Form of Trademark Security Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025	(33)
10.47	Form of Patent Security Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025	(33)
10.48	Form of Subsidiary Guaranty by and among Digital Ally, Inc. and its direct and indirect subsidiaries, dated September 15, 2025	(33)
10.49	Form of Registration Rights Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025, relating to the Notes and Warrants	(33)
10.50	Form of Leak-Out Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025	(33)
10.51	Form of Common Stock Purchase Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025, relating to the ELOC	(33)
10.52	Form of Registration Rights Agreement between Digital Ally, Inc. and a certain Purchaser, dated September 15, 2025, relating to the ELOC	(33)
10.53	Form of First Amendment to Common Stock Purchase Agreement between Digital Ally, Inc. and a certain Purchaser, dated November 7, 2025	(34)
10.54	Unit Purchase Agreement dated January 8, 2026, by and among Digital Ally Healthcare, Inc., Nobility LLC, and Nobility Healthcare, LLC	(37)
14.1	Code of Ethics and Code of Conduct.	(1)
21.1	Subsidiaries of Registrant	(29)
23.1	Consent of Victor Mokuolu, CPA PLLC	*
23.2	Consent of RBSM LLP	*
24.1	Power of Attorney	*
31.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
31.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	*
32.1	Certificate of Stanton E. Ross, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certificate of Thomas J. Heckman, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
97	Clawback Policy	(29)

101.INS	Inline XBRL Instance Document **
101.SCH	Inline XBRL Taxonomy Schema **
101.CAL	Inline XBRL Taxonomy Calculation Linkbase **
101.LAB	Inline XBRL Taxonomy Label Linkbase **
101.PRE	Inline XBRL Taxonomy Presentation Linkbase **
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

(1)	Filed as an exhibit to the Company’s Annual Report on Form 10KSB for the Year ended December 31, 2007.
(2)	Filed as an exhibit to the Company’s October 2006 Form SB-2.
(3)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2009.
(4)	Filed as an exhibit to the Company’s Form 8-K filed June 1, 2011.
(5)	Filed as an exhibit to the Company’s Form S-8 filed May 23, 2016.
(6)	Filed as an exhibit to the Company’s Form 8-K filed August 25, 2017.
(7)	Filed as an exhibit to the Company’s Form 8-K filed April 4, 2018.
(8)	Filed as an exhibit to the Company’s Form 8-K filed August 2, 2018.
(9)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed August 20, 2018.
(10)	Filed as an exhibit to the Company’s Form 8-K filed August 5, 2019.
(11)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed November 16, 2020.
(12)	Filed as an exhibit to the Company’s Form 8-K filed January 12, 2021.
(13)	Filed as an exhibit to the Company’s Form 8-K filed January 28, 2021.
(14)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 27, 2021.
(15)	Filed as an exhibit to the Company’s Form 8-K filed May 3, 2021.
(16)	Filed as an exhibit to the Company’s Form 8-K filed June 9, 2021.
(17)	Filed as an exhibit to the Company’s Form 8-K filed August 19, 2021.
(18)	Filed as an exhibit to the Company’s Form 8-K filed September 9, 2021.
(19)	Filed as an exhibit to the Company’s Form 8-K filed August 23, 2022.
(20)	Filed as an exhibit to the Company’s Form 8-K filed October 19, 2022.
(21)	Filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed October 28, 2022.
(22)	Filed as an exhibit to the Company’s Form 8-K filed December 8, 2022.
(23)	Filed as an exhibit to the Company’s Form 8-K filed February 7, 2023.
(24)	Filed as an exhibit to the Company’s Registration Statement on Form S-8 filed February 28, 2024.
(25)	Filed as an exhibit to the Company’s Annual Report on Form 10K for the Year ended December 31, 2022.
(26)	Filed as an exhibit to the Company’s Form 8-K filed April 7, 2023.
(27)	Filed as an exhibit to the Company’s Form 8-K filed June 6, 2023.
(28)	Filed as an exhibit to the Company’s Form 8-K filed October 27, 2023.
(29)	Filed as an Exhibit to the Company’s Annual Report on Form 10-K filed April 1, 2024
(30) (31) (32) (33) (34) (35) (36) (37)

Filed as an Exhibit to the Company’s Form 8-K filed February 19, 2025.

Filed as an Exhibit to the Company’s Form 8-K filed May 7, 2025.

Filed as an Exhibit to the Company’s Form 8-K filed May 23, 2025.

Filed as an Exhibit to the Company’s Form 8-K filed September 17, 2025.

Filed as an Exhibit to the Company’s Form 8-K filed November 7, 2025.

Filed as an Exhibit to the Company’s Form 8-K filed December 22, 2025.

Filed as an Exhibit to the Company’s Form 8-K filed January 8, 2026.

Filed as an Exhibit to the Company’s Form 8-K filed January 12, 2026.

(b)	No financial statement schedules have been provided because the information is not required or is shown either in the financial statements or the notes thereto.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KUSTOM ENTERTAINMENT, INC.,
a Nevada corporation

By:	/s/ Stanton E. Ross
Stanton E. Ross
Chief Executive Officer (Principal Executive Officer)

Dated: April 10, 2026

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

Signature and Title	Date

/s/ Stanton E. Ross	April 10, 2026
Stanton E. Ross, Director and Chief Executive Officer

/s/ Leroy C. Richie	April 10, 2026
Leroy C. Richie, Director

/s/ D. Duke Daughtery	April 10, 2026
D. Duke Daughtery

/s/ Charles M. Anderson	April 10, 2026
Charles M. Anderson

/s/ Thomas J. Heckman	April 10, 2026
Thomas J. Heckman, Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer (Principal Financial Officer and Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Kustom Entertainment, Inc. (formerly Digital Ally, Inc. and Subsidiaries)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kustom Entertainment, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the 2025 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the change in the reverse stock split that became effective in 2025 and to reclassify certain assets and liabilities as held for sale related to the discontinued operations entered into on January 8, 2026, as described in Note 18 and Note 23.  We have considered these adjustments as part of our audit of the 2025 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Substantial doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Going Concern Matters and Management’s Plan, to the financial statements, the Company incurred substantial operating losses in the years ended December 31, 2025. The Company incurred operating losses of approximately $10,882,421 for the year ended December 31, 2025, and had an accumulated deficit of $144,184,436 as of December 31, 2025. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill, and Intangible Assets

Description of the Critical Audit Matter

As described in Note 8 to the consolidated financial statements, the Company recognized goodwill and intangible asset impairment charges of $2,533,667 during the year ended December 31, 2025, consisting of a $1,428,000 goodwill impairment charge, a $746,667 full write-off of the Sponsorship Agreement Network intangible asset, and $359,000 of trademark impairment, all attributable to the Entertainment reporting unit. The charges followed total impairment charges of $4,830,000 in the prior year.

Management determined the fair value of the Entertainment reporting unit using an equal weighting of the income approach (discounted cash flow) and the market approach (guideline public company multiples). The income approach required management to estimate future revenue growth rates, gross margin improvement, a weighted average cost of capital ranging from 18.4% to 22.7%, and a terminal growth rate. These are unobservable inputs for which management has significant estimation latitude, and the terminal value — which represents a substantial portion of the total indicated value — is highly sensitive to small changes in the terminal growth rate and discount rate assumptions.

We identified this as a critical audit matter because of the significant and subjective judgment required to evaluate these unobservable inputs, the consecutive-year impairment history of the Entertainment reporting unit, and the adverse performance indicators present during the year ended December 31, 2025

How We Addressed the Critical Audit Matter

Our audit procedures included the following:

●	We obtained management’s complete impairment analysis and agreed all base-year historical financial data used as Discounted Cash Flow (“DCF”) inputs to the audited financial statements, including the Country Stampede revenue, cost of revenue, and gross loss for year ended December 31, 2025.
●	We evaluated management’s forecast and assessed whether the assumptions were consistent with the observable forward indicators available at December 31, 2025.
●	We independently recomputed the DCF outputs —using both management’s inputs and our independently derived inputs and compared the results to management’s indicated value and to the impairment charge recorded in the financial statements.
●	We evaluated the guideline company selection for the market approach, assessed the comparability of each selected company to the Entertainment reporting unit, and evaluated whether weighting of the income and market approaches was appropriate given the characteristics of the reporting unit.

Derivative Liabilities

Description of the Critical Audit Matter

As described in Notes 10, 11, and 17 to the consolidated financial statements, the Company’s derivative liabilities consist of warrant derivative liabilities and a bifurcated embedded derivative liability arising from the 2025 Senior Secured Convertible Notes. Warrant derivative liabilities arise from warrants issued in the 2023, June 2024, and February 2025 equity offerings, as well as detachable warrants issued in connection with the September and December 2025 closings of the 2025 Senior Secured Convertible Notes. These warrants are classified as derivative liabilities at fair value under ASC 815-40 because their terms include provisions that could require net cash settlement upon a qualifying tender offer. The embedded conversion feature of the 2025 Senior Secured Convertible Notes, which carries a variable conversion price that does not meet the fixed-for-fixed requirement under ASC 815-40, was bifurcated from the host debt instrument and recognized as a derivative liability at fair value under ASC 815-15.

All derivative liabilities are classified as Level 3 and measured at fair value using the Black-Scholes option pricing model at each reporting date, with changes recognized in the consolidated statements of operations. The aggregate fair value of the derivative liabilities recognized upon issuance of the 2025 Senior Secured Convertible Notes was $852,675. The aggregate Level 3 derivative liability balance decreased from $4,554,640 at December 31, 2024 to $852,844 at December 31, 2025, reflecting new issuances, reclassifications to equity upon exercise or termination of applicable warrant provisions, a gain of $3,331,616 from the change in fair value of warrant derivative liabilities, and a gain of $43,250 from the change in fair value of the bifurcated embedded derivative liability.

We identified this as a critical audit matter because the income statement impact of fair value changes was material, and the Level 3 measurement required especially subjective auditor judgment in evaluating significant unobservable inputs, principally expected volatility, used in the Black-Scholes option pricing model.

How We Addressed the Critical Audit Matter

Our audit procedures included the following:

●	We independently recalculated the fair value of the bifurcated embedded conversion feature and each warrant series at relevant measurement dates using the Binomial Option pricing model. We agreed market-observable inputs to independent data sources and independently developed expected volatility estimates from historical price data, comparing our results to management’s inputs and evaluating any differences.

●	We independently evaluated the requirement to bifurcate the embedded conversion feature under ASC 815-15 and the classification of each warrant series as a derivative liability under ASC 815-40. We agreed all reclassifications from warrant derivative liabilities to additional paid-in capital to underlying exercise notices and warrant agreement terms and confirmed that each reclassification was recorded at fair value as of the applicable date, consistent with ASC 815.

●	We evaluated the completeness and accuracy of the Level 3 fair value rollforward in Note 11, agreeing the beginning balance, additions, reclassifications to equity, and fair value changes to underlying computations and transaction documentation, and confirmed the ending balance of $852,844 to the remaining outstanding derivative liability positions.

We have served as the Company’s auditor since 2025

Houston, Texas

April 10, 2026

PCAOB ID Number 6771

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of

Digital Ally, Inc. and subsidiaries

Overland Park, KS

Opinion on the Consolidated Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply (1) the effects of the reverse stock splits described in Note 1 – Nature of Business and Summary of Significant Accounting Policies – Reverse Stock Splits and (2) the effects of the reclassifications for Discontinued operations described in Note 1 – Nature of Business and Summary of Significant Accounting Policies – Discontinued Operations and Held for Sale and Note 23 – Discontinued Operations, the accompanying consolidated balance sheet of Digital Ally, Inc. and its subsidiaries (the Company) as of December 31, 2024, the related consolidated statement of operations, stockholders’ deficit and cash flow for the year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, before the effects of the adjustments to retrospectively apply (1) the effects of the reverse stock splits described in Note 1 – Nature of Business and Summary of Significant Accounting Policies – Reverse Stock Splits and (2) the effects of the reclassifications for Discontinued operations described in Note 1 – Nature of Business and Summary of Significant Accounting Policies – Discontinued Operations and Held for Sale and Note 23 – Discontinued Operations, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flow for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Retrospective Adjustment for Reverse Stock Split and Discontinued Operations

We were not engaged to audit, review, or apply any procedures to the adjustments for the retrospective effect of the reverse stock-split or discontinued operations described in Note 1, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Victor Mokuolu, CPA PLLC. (The 2024 consolidated financial statements before the effects of the adjustments discussed in Note 1 – Reverse Stock Splits, Note 1 – Discontinued Operations and Held for Sale, Note 3 – Accounts Receivable and Subscription Receivables, Note 6 – Prepaid Expenses, Note 7 – Property, Plant and Equipment, Note 8 – Goodwill and Other Intangible Assets, Note 12 – Accrued Expenses, Note 14 – Operating Leases, Note 16 – Stock Based Compensation, Note 17 – Common Stock Purchase Warrants, Note 18 – Stockholders’ Equity, Note 19 – Related Party Transactions, Note 20 – Net Loss Per Share, Note 22 – Operating Segments and Note 23 – Discontinued Operations are not presented herein).

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

May 2, 2025

PCAOB ID Number 587

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$757,369	$219,311
Accounts receivable-trade, less allowance for doubtful accounts of $10,262 – 2025 and $208,458 – 2024	479,559	751,743
Subscriptions receivables, net of $75,000 allowance – 2025 and $25,000 – 2024	3,219,647	3,988,994
Other receivables	292,503	155,851
Inventories, net	2,330,492	2,586,066
Prepaid expenses	1,052,415	1,786,146
Assets of revenue-cycle management business held-for-sale	911,753	865,625

Total current assets	9,043,738	10,353,736

Property, plant, and equipment, net	402,226	338,561
Goodwill and other intangible assets, net	5,031,633	8,822,996
Operating lease right of use assets, net	1,104,784	276,940
Subscriptions receivables – long term	2,976,758	4,889,289
Other assets	355,636	754,857
Assets of revenue-cycle management business held-for-sale	413,752	2,300,194

Total assets	$19,328,527	$27,736,573

Liabilities and Equity
Current liabilities:
Accounts payable	$4,278,633	$11,170,465
Accrued expenses	592,685	1,497,589
Current portion of operating lease obligations	180,900	90,656
Deferred revenue – current	3,778,967	4,215,401
Notes payable – related party – current	—	2,840,000
Debt obligations – current	707,826	4,961,443
Warrant derivative liabilities	852,844	4,554,640
Income taxes payable	10,441	—
Liabilities of revenue-cycle management business held for sale	138,029	401,049

Total current liabilities	10,540,325	29,731,243

Long-term liabilities:
Debt obligations – long term	137,541	141,083
Operating lease obligation – long term	841,516	186,284
Deferred revenue – long term	4,739,356	6,317,472
Notes payable – related party – long term	400,110	—
Liabilities of revenue-cycle management business held for sale	299,723	373,921

Total liabilities	16,958,571	36,750,003

Commitments and contingencies (Note 15)

Stockholders’ Equity (Deficit):

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; none issued or outstanding – 2025 and 2024
Common stock, $0.001 par value; 66,666,667 – 2025 and 200,000,000 – 2024 shares authorized; shares issued: 690,022 – 2025 and 1,068 – 2024	690	1
Additional paid in capital	148,439,504	129,697,783
Noncontrolling interest in consolidated subsidiary	(1,885,802)	(1,198,286)
Accumulated deficit	(144,184,436)	(137,512,928)

Total equity (deficit):	2,369,956	(9,013,430)

Total liabilities and equity (deficit)	$19,328,527	$27,736,573

The accompanying notes are an integral part of these financial statements

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2025	December 31, 2024
Revenue:
Product	$4,337,276	$5,404,317
Service and other	9,416,879	8,114,835

Total revenue	13,754,155	13,519,152

Cost of revenue:
Product	6,333,622	5,899,130
Service and other	6,071,478	4,496,004

Total cost of revenue	12,405,100	10,395,134

Gross profit	1,349,055	3,124,018

Selling, general and administrative expenses:
Research and development expense	551,447	1,339,673
Selling, advertising and promotional expense	721,690	2,120,965
General and administrative expense	8,424,672	10,538,306
Goodwill and intangible asset impairment charge	2,533,667	508,000

Total selling, general and administrative expenses	12,231,476	14,506,944

Operating loss	(10,882,421)	(11,382,926)

Other income (expense):
Interest income	116,545	69,509
Interest expense	(1,102,352)	(3,816,317)
Other income	346,024	26,733
Loss on litigation	—	(1,959,396)
Loss on disposal of intangibles	—	(119,979)
Change in fair value of warrant derivative liabilities	3,331,616	(1,240,407)
Gain on the extinguishment of liabilities	2,234,658	917,935
Loss on extinguishment of debt	—	(753,339)
Gain on sale of property, plant and equipment	—	360,082

Total other income (expense) from continuing operations	4,926,491	(6,515,179)

Loss before income tax benefit (provision) from continuing operations	(5,955,930)	(17,898,105)
Income tax expense benefit (provision)	—	—
Net loss from continuing operations	(5,955,930)	(17,898,105)

Discontinued operations:
Loss from discontinued operations (including impairment charge on disposal of $1,527,634 as of December 31, 2025)	(1,403,094)	(3,817,620)

Income tax expense benefit (provision)	—	—
Net loss from discontinued operations	(1,403,094)	(3,817,620)

Net loss	(7,359,024)	(21,715,725)

Net income attributable to noncontrolling interests	687,516	1,871,578

Net loss attributable to common stockholders	$(6,671,508)	$(19,844,147)

Net loss per share attributable to common stockholders’ information:
Basic:
Continuing operations	$(15.38)	$(30,204.62)
Discontinued operations	(1.85)	(3,284.12)
Net loss attributable to common stockholders per share – basic	$(17.23)	$(33,488.74)

Diluted:
Continuing operations	$(15.38)	$(30,204.62)
Discontinued operations	(1.85)	(3,284.12)
Net loss attributable to common stockholders per share – diluted	$(17.23)	$(33,488.74)

Weighted average shares outstanding:
Basic	387,144	593
Diluted	387,144	593

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONSOLIDATED STATEMENTS OF EQUITY(DEFICIT)

YEARS ENDED DECEMBER 31, 2025 AND 2024

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	Deficit	Total

Balance, December 31, 2023	567	$1	$128,443,883	$673,292	$(117,668,781)	$11,448,395

Stock-based compensation	—	—	128,519	—	—	128,519
Restricted common stock grant	14	—	—	—	—	—
Restricted common stock forfeitures	(9)	—	—	—	—	—
Sale of common stock and pre-funded warrants, net of offering costs	103	—	2,529,448	—	—	2,529,448
Fair value of warrants issued along with sale of common stock	—	—	(2,075,300)	—	—	(2,075,300)
Issuance of commitment shares in connection with bridge financing	135	—	539,455	—	—	539,455
Issuance of common stock upon exercise of pre-funded warrants	96	—	—	—	—	—
Allocation of fair value of Series B warrants approved by shareholders	—	—	(454,150)	—	—	(454,150)
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	584,955	—	—	584,955
Issuance of common stock upon exercise of Series B common stock purchase warrants	162		973	—	—	973
Net loss	—	—	—	(1,871,578)	(19,844,147)	(21,715,725)

Balance, December 31, 2024	1,068	$1	$129,697,783	$(1,198,286)	$(137,512,928)	$(9,013,430)
Stock-based compensation	—	—	39,622	—	—	39,622
Fair value of pre-funded warrants issued along with sale of common stock	—	—	(1,803)	—	—	(1,803)
Transition of warrant derivative liability to equity upon exercise of pre-funded warrants	—	—	1,803	—	—	1,803
Sale of common stock and pre-funded warrants, net of offering costs	17,667	18	14,308,282	—	—	14,308,300
Issuance of common stock upon exercise of June 2024 Series B common stock purchase warrants	632	1	3,792	—	—	3,793
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	1,989,806	—	—	1,989,806

Fair value of Series A warrants issued along with sale of common stock	—	—	(1,340,214)	—	—	(1,340,214)
Fair value of Series B warrants issued along with sale of common stock	—	—	(5,406,408)	—	—	(5,406,408)
Issuance of common stock upon exercise of February 2025 Series B common stock purchase warrants	556,439	556	(556)	—	—	—
Transition of warrant derivative liability to equity upon exercise of Series B warrants issued along with February 2025 sale of common stock	—	—	5,406,320	—	—	5,406,320
Transition of warrant derivative liability to equity of Series A warrants issued along with February 2025 sale of common stock	—	—	530,101	—	—	530,101
Deemed capital contribution related to modification of notes payable - related party	—	—	2,983,298	—	—	2,983,298
Issuance of commitment shares in conjunction with the Committed Equity Financing Agreement	114,010	114	227,678	—	—	227,792
Round up of fractional shares resulting from the reverse stock splits	206	—	—	—	—	—
Net loss	—	—	—	(687,516)	(6,671,508)	(7,359,024)

Balance, December 31, 2025	690,022	$690	$148,439,504	$(1,885,802)	$(144,184,436)	$2,369,956

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net loss	$(7,359,024)	$(21,715,725)
Less: net (loss) from discontinued operations, net of tax	(1,403,094)	(3,817,620)
Net loss from continuing operations	(5,955,930)	(17,898,105)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	1,544,767	1,915,436
Gain on sale of property, plant and equipment	—	(360,082)
Loss on disposal of intangible assets	—	119,979
Goodwill and intangible asset impairment charge	2,533,667	508,000
Stock based compensation	39,622	128,519
Non-cash interest expense	856,260	2,968,938
Gain on extinguishment of liabilities	(2,234,658)	(917,935)
Loss on extinguishment of convertible debt	—	753,339
Loss on litigation	—	1,959,396
Provision for doubtful accounts receivable	(198,196)	111,655
Provision for doubtful lease receivable	(2,356)	20,000
Derivative liability at issuance	809,425	—
Change in fair value of warrant derivative liability	(3,331,616)	1,240,407
Provision for inventory obsolescence	(250,715)	(2,372,806)
Provision for loss on litigation settlement receivable	289,445	—
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	470,380	(1,268,318)
Accounts receivable – other (including related party)	2,258,137	(1,057,211)
Inventories	506,289	3,673,021
Prepaid expenses	717,106	4,858,468
Operating lease right of use assets	(827,844)	15,772
Other assets	415,845	817,786
Increase (decrease) in:
Accounts payable	(4,403,298)	2,999,078
Accrued expenses	(519,588)	(3,974,349)
Accrued interest - related party	177,899	397,146
Income taxes payable	10,441	—
Lease deposit	101,387	(10,445)
Operating lease obligations	597,076	(23,102)
Deferred revenues	(2,014,550)	(22,054)

Net cash used in operating activities – continuing operation	(8,411,005)	(5,417,467)
Net cash provided by operating activities – discontinued operation	141,049	302,749

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(258,050)	(28,795)
Proceeds from sale of property, plant and equipment	—	541,894
Purchases of intangible assets	(92,686)	(136,056)
Proceeds from sale of intangible assets	—	90,535
Cash paid for acquisition of Country Stampede	—	(514,432)
Proceeds from sale of land and building	—	425,653

Net cash provided by (used) in investing activities – continuing operation	(350,736)	378,799
Net cash provided by (used) in investing activities – discontinued operation	(16,748)	8,750

Cash Flows from Financing Activities:

Net proceeds of February 2025 public equity offering with detachable warrants	14,308,300	2,194,745
Net proceeds of senior promissory notes with commitment shares		2,669,252
Net proceeds from September 2025 issuance of senior secured convertible notes with detachable warrants	23,075	—
Net proceeds of unsecured promissory note – entertainment segment	600,000	—
Net proceeds of related party note payable	—	140,000
Payments of related party note payable	(162,000)	—
Proceeds – Commercial Extension of Credit – Entertainment Segment	—	1,475,000
Payments on Commercial Extension of Credit – Entertainment Segment	(100,000)	(275,000)
Proceeds – Merchant Advances – Video Solutions Segment	—	1,144,000
Payments on Merchant Advances – Video Solutions Segment	(1,922,750)	(1,551,250)
Payments on Senior Secured Promissory Notes – Video Solutions Segment	(3,675,000)	—
Proceeds – Merchant Advances – Entertainment Segment	—	1,511,826
Payments on Merchant Advances – Entertainment Segment	—	(2,714,456)
Principal payment on EIDL loan	(3,412)	(3,286)
Issuance of common stock under equity line of credit agreement	227,792	—
Proceeds from issuance of common shares upon exercise of Series B warrants	3,793	973

Net cash provided by financing activities – continuing operation	9,299,798	4,591,804
Net cash used in financing activities – discontinued operation	—	(188,470)

Net increase (decrease) in cash, cash equivalents and restricted cash	662,359	(323,835)

Cash and cash equivalents, beginning of year	454,314	778,149

Cash and cash equivalents, end of year	$1,116,673	$454,314

Supplemental disclosures of cash flow information:

Cash payments for interest	$45,306	$753,569

Cash payments for income taxes	$6,962	$8,006

Supplemental disclosures of non-cash investing and financing activities:
Restricted common stock grant	$—	$—

Restricted common stock forfeitures	$—	$—

Commercial extension of credit repaid through accrued revenue – Entertainment segment	$—	$1,187,928

ROU and lease liability recorded on extension (termination) of lease	$—	$234,633

Assets acquired in business acquisitions	$—	$605,000

Goodwill acquired in business acquisitions	$—	$225,959

Liabilities assumed in business acquisitions	$—	$288,000

Adjustments of accounts payable with the sale proceeds of property, plant and equipment	$—	$549,356

Deemed capital contribution related to modification of notes payable - related party	$2,983,298	$—

Fair value of warrants issued with sale of shares	$6,748,425	$2,529,450

Transition of warrant derivative liability to equity upon exercise of warrants	$7,928,030	$584,955

Issuance of commitment shares in connection with ELOC purchase agreement	$227,792	$—

Issuance of common stock upon exercise of pre-funded warrants	$—	$573
Reduction in proceeds from sale of building for loan, prepaid rent, and other accrued expenses	$—	$5,474,347
Payments to vendors directly from proceeds of sale of common stock	$—	$334,703
Issuance of commitment shares in connection with bridge financing	$—	$539,455

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:

Kustom Entertainment, Inc. (formerly Digital Ally, Inc.) was originally incorporated in Nevada on December 13, 2000 as Vegas Petra, Inc. and had no operations until 2004. On November 30, 2004, Vegas Petra, Inc. entered into a Plan of Merger with Digital Ally, Inc., at which time the merged entity was renamed Digital Ally, Inc.

On January 8, 2026, the Company changed its legal name from Digital Ally, Inc. to Kustom Entertainment, Inc. pursuant to a Certificate of Amendment to its Articles of Incorporation filed with the Secretary of State of the State of Nevada. The name change became effective on January 8, 2026, and the Company began trading on the Nasdaq Capital Market under its new name at the start of trading on January 8, 2026. In connection with the name change, the Company also changed its Nasdaq trading symbol from “DGLY” to “KUST.” The name change and symbol change did not affect the Company’s assets, liabilities, operations, or capital structure, and stockholders were not required to take any action with respect to their stock certificates. The Board of Directors also approved a conforming amendment to the Company’s Amended and Restated Bylaws solely to reflect the new corporate name. Unless the context otherwise requires, references in these consolidated financial statements to the “Company,” “Digital Ally,” “Digital,” “Kustom” or similar terms refer to Kustom Entertainment, Inc. and its consolidated subsidiaries.

The Company formed Digital Ally International, Inc. in August 2009 to facilitate the export sales of its digital video imaging and storage products. The Company formed TicketSmarter, Inc. on September 1, 2021, upon its acquisition of Goody Tickets, LLC and TicketSmarter, LLC, to facilitate its global ticketing operations. The Company formed Kustom Entertainment, Inc. and Kustom 440, Inc. in 2022 to create and produce live entertainment experiences directly for consumers.

The business of the Registrant, Kustom Entertainment, Inc. (formerly Digital Ally, Inc.), together with its wholly owned subsidiaries Digital Ally International, Inc., Digital Ally Healthcare, LLC, TicketSmarter, Inc., Kustom 440, Inc., and Kustom Entertainment, Inc., collectively referred to as the “Company,” is divided into two reportable operating segments: (1) Video Solutions and (2) Entertainment. The Company previously operated a third reportable segment, the Revenue Cycle Management segment, which reflected the operations of Nobility Healthcare, LLC. Following the sale of Nobility Healthcare on January 8, 2026, the results of this segment have been classified as discontinued operations for all periods presented and are no longer reported as a separate segment. The Video Solutions Segment is the Company’s legacy business that produces digital video imaging, storage products, and related security and commercial applications. This segment includes both service and product revenues through subscription models offering cloud-based services and warranty solutions, as well as hardware sales for video and safety solutions. The Entertainment Segment generates revenue through the production of live events and concerts, including the Company’s annual Country Stampede music festival. This segment also acts as an intermediary between ticket buyers and sellers through the Company’s secondary ticketing platform, TicketSmarter.com, and includes the acquisition of tickets from primary sellers for resale through various platforms.

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information about those segments to be presented. Such required segment information is included in Note 22.

Reverse Stock Splits

The Company retroactively adjusts all historical share and per-share amounts reflected throughout the consolidated financial statements and other financial information to reflect reverse stock splits as if they had occurred as of the earliest period presented. The par value per share of the Company’s Common Stock is not affected by reverse stock splits. See Note 18 for details regarding each reverse stock split effectuated during and subsequent to the periods presented.

Discontinued Operations and Held for Sale

The Company classified Nobility Healthcare, LLC (“Nobility”) as a discontinued operation and held for sale as of December 31, 2025, in accordance with ASC 205-20. The results of Nobility are reported net of tax as discontinued operations, with prior periods retrospectively reclassified. A goodwill impairment loss of $1,527,634 was recognized upon classification. The sale of Nobility was completed on January 8, 2026. Unless otherwise indicated, all Notes to the Consolidated Financial Statements exclude Nobility’s assets, liabilities, results of operations, and cash flows. See Note 23. DISCONTINUED OPERATIONS for further details.

Going Concern Matters and Management’s Plans

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred substantial operating losses in the year ended December 31, 2025, primarily due to reduced gross margins caused by a combination of competitors’ introduction of newer products with more advanced features together with significant price cutting of their products and recent acquisitions with much smaller margins than the video solutions segment, historically. The Company incurred an operating loss of $10,882,421 for the year ended December 31, 2025, and had an accumulated deficit of $144,184,436 as of December 31, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

In fiscal year 2025, the Company accessed the public and private capital markets to raise funding through the issuance of debt and equity, raising $15,740,800 through private placement transactions and an underwritten public offering. In February 2025, the Company completed an underwritten public offering, including the underwriter’s exercise of its overallotment option, for aggregate net proceeds of $14,308,300, and issued an unsecured promissory note generating additional net cash proceeds of $600,000. In September and December 2025, the Company issued senior secured convertible notes with detachable warrants in two closings, resulting in aggregate net cash proceeds of $832,500. These financing activities provided additional liquidity to execute the Company’s business plans and were used to repay debt obligations, settle accounts payable, and fund operations. Management expects to continue accessing the capital markets until the Company achieves consistent positive cash flow from operations; however, there can be no assurance as to the timing or availability of such financing.

The Company will have to restore positive operating cash flows and profitability over the next year and/or raise additional capital to fund its operational plans, meet its customary payment obligations, and otherwise execute its business plan. There can be no assurance that it will be successful in restoring positive cash flows and profitability, or that it can raise additional financing when needed and obtain it on terms acceptable or favorable to the Company.

During fiscal year 2025, the Company implemented a cost-reduction program and enhanced its short- and long-term liquidity through (i) the February 2025 public equity offering, (ii) the issuance of senior secured convertible notes, and (iii) entry into a committed equity facility (the “ELOC”). Within the entertainment segment, the Company exited several large partnerships and sponsorships that did not meet expected returns; management does not expect discontinuing these arrangements to materially hinder total revenues in 2026 or thereafter. In the video segment, the Company reduced headcount and relocated to smaller, lower-cost facilities following the sale of its warehouse/office building.

The Company has successfully recorded $8,518,323 in deferred revenue as of December 31, 2025, which results in recurring revenue during the period of 2026 to 2030. The Company believes that its quality control and cost-cutting initiatives, expansion to non-law enforcement sales channels, and new product introduction will eventually restore positive operating cash flows and profitability, although it can offer no assurances in this regard.

As a result of the Company’s implementation of cost-cutting measures and liquidity generated by its recent public and private financing activities, the Company significantly improved its financial position during fiscal year 2025. As of December 31, 2025, the Company had a working capital deficit of $1,496,587 and total stockholders’ equity of $2,369,956. Notwithstanding these improvements, the Company recorded a net loss attributable to common stockholders of $6,671,508 for the year ended December 31, 2025.

The accompanying consolidated financial statements have been prepared on a going concern basis. As described above, the Company has incurred operating losses and negative cash flows from operations, which raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of issuance of these consolidated financial statements. In response, management has implemented and continues to implement plans intended to mitigate these conditions, including (i) the February 2025 public equity offering generating net proceeds of $14,308,300, (ii) the issuance of senior secured convertible notes generating aggregate net proceeds of $832,500, (iii) entry into a committed equity financing facility providing access to up to $25,000,000 over a 36-month term, (iv) the issuance of an unsecured promissory note generating net proceeds of $600,000, (v) ongoing cost-reduction initiatives including headcount reductions and facility consolidations, and (vi) the divestiture of the Revenue Cycle Management segment. Notwithstanding these measures, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments related to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Consolidation:

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Digital Ally International, Inc., Digital Ally Healthcare, LLC, TicketSmarter, Inc., and Kustom 440, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company generates revenue from both product and service offerings across its two reportable segments. The Company reports all revenues on a gross basis, except for certain service revenues within the Entertainment segment, and all revenues are reported net of sales taxes.

Video Solutions Segment

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

Entertainment Segment

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

Deferred Revenue

Deferred revenue includes payments received in advance of the Company’s performance obligations and is presented as current and non-current liabilities in the consolidated balance sheets. Revenue is recognized as the related performance obligations are satisfied over time. See Note 24, Deferred Revenue, for additional information regarding the composition, activity, and expected future recognition of deferred revenue balances.

Litigation:

From time to time, the Company is notified that they may be a party to a lawsuit or that a claim is being made against them. It is their policy not to disclose the specifics of any claim or threatened lawsuit until the summons and complaint are served on them. After carefully assessing the claim, and assuming they determine that they are not at fault or they disagree with the damage or relief demanded, they vigorously defend any lawsuit filed against them. The Company records a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, they determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, they take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of our prevailing, the availability of insurance, and the severity of any potential loss. The Company reevaluates and updates accruals as matters progress over time.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC). At times, account balances may exceed the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At December 31, 2025 and December 31, 2024, the balance in excess of the federally insured limit amounted to $304,653 and $-0-, respectively.

Accounts Receivable:

Accounts receivables are carried at original invoice amount less an allowance for doubtful accounts, which is estimated in accordance with ASC 326, Financial Instruments — Credit Losses. The Company determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history, current economic conditions, and reasonable and supportable forecasts of future conditions that may affect the collectability of the reported amount. Trade receivables are written off when deemed uncollectible, and recoveries of trade receivables previously written off are recorded when received. A trade receivable is considered past due if any portion of the receivable balance is outstanding for more than thirty (30) days beyond terms. No interest is charged on overdue trade receivables.

Goodwill and Other Intangibles:

Goodwill - In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill. In accordance with ASC 350, Intangibles — Goodwill and Other, the Company assesses goodwill for impairment annually as of December 31st, and more frequently if events and circumstances indicate that goodwill might be impaired.

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

The Company has adopted ASU 2017-04, which simplifies goodwill impairment measurement by eliminating the second step from the goodwill impairment test. As a result, the Company compares the fair value of a reporting unit with its respective carrying value and recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company determines the fair value of its reporting units using a weighting of the income and market valuation approaches. The income approach applies a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for the business, estimation of the useful life over which cash flows will occur, and determination of the weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. Under the market approach, The Company estimates the fair value based on multiples of comparable public companies and precedent transactions. Significant estimates in the income and market approach include: future levels of revenue growth, gross profit margin, EBITDA as a percentage of revenue, cash-free debt-free net working capital as a percentage of revenue, capital expenditures as a percentage of revenue, discount rate, selection of guideline public companies, and revenue market multiples.

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

During the third fiscal quarter of 2024, management identified triggering events, including an additional decline in demand for services, prolonged economic uncertainty, the failure of a planned split-off transaction to occur when and as expected, and a further decrease in the Company’s stock price. As a result, the Company performed an interim impairment test as of September 30, 2024. Based on that interim test, the Company recorded total impairment charges of $4,830,000 consisting of $307,000 of TicketSmarter goodwill impairment, $201,000 of TicketSmarter trademark impairment, and $4,322,000 of revenue cycle management segment goodwill impairment. The Company also assessed potential impairments of its long-lived assets as of December 31, 2024 and concluded that no additional impairment was required beyond the amounts recorded at September 30, 2024.

The Company performed its annual goodwill and intangible asset impairment test as of December 31, 2025 on a full quantitative basis, given the prior-year impairment history and continued operating losses across certain segments. The Revenue Cycle Management segment (Nobility Healthcare) was classified as discontinued operations prior to the measurement date and was excluded from the annual impairment analysis. Based on the results of the annual test, the Company concluded that no impairment existed with respect to the Video Solutions Segment, where the indicated fair value of equity of $2,580,000 exceeded the segment’s carrying value of approximately $595,000. With respect to the Entertainment Segment, the Company recorded total impairment charges of $2,533,667 for the year ended December 31, 2025, consisting of: $1,428,000 of goodwill impairment; $746,667 representing the full write-off of the Sponsorship Agreement Network intangible asset, which failed the ASC 360 recoverability test; $189,000 of TicketSmarter trademark impairment; and $170,000 of Country Stampede trademark impairment. These charges are included in the goodwill and intangible asset impairment line in the consolidated statements of operations for the year ended December 31, 2025. Refer to Note 8, Goodwill and Other Intangible Assets, for additional details on the valuation methodologies and inputs used in the fair value measurements.

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

Fair value of assets and liabilities acquired in business combinations:

The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, with any excess recorded as goodwill. Transaction costs associated with acquisitions are expensed as incurred and included in selling, general and administrative expenses in the consolidated statements of operations.

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

To support its world-wide service operations for the video solutions segment, the Company maintains service spare parts inventory, which consists of both consumable and repairable spare parts. Consumable service spare parts are used within its service business to replace worn or damaged parts in a system during a service call and are generally classified in current inventory as its stock of this inventory turns relatively quickly. However, if there has been no recent usage for a consumable service spare part, but the part is still necessary to support systems under service contracts, the part is non-current and included within non-current inventories within its consolidated balance sheet. Consumables are charged to cost of goods sold when issued during the service call.

As these service parts age over the related product group’s post-production service life, the Company reduces the net carrying value of its repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of its systems is generally seven to twelve years and, at the end of twelve years, the carrying value for these parts in its consolidated balance sheet is reduced to zero. The Company also performs periodic monitoring of its installed base for premature end of service life events and expenses, through cost of sales, the remaining net carrying value of any related spare parts inventory in the period incurred.

Prepaid inventory represents advance payments made to suppliers for inventory not yet received. The Company periodically evaluates the recoverability of prepaid inventory balances and records an allowance when amounts are not expected to be fully realized.

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in the right of use assets (ROU) and operating lease liabilities on the consolidated balance sheet as of December 31, 2025 and 2024. Finance leases would be included in property, plant and equipment, net and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers, offices and warehouse space on December 31, 2025 and 2024 but no financing leases.

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

Shipping and Handling Costs:

Shipping and handling costs video solutions segment for outbound sales orders totaled $19,622 and $38,143 for the years ended December 31, 2025 and 2024, respectively. Such costs are included in selling, general and administrative expenses in the Consolidated Statements of Operations.

Advertising Costs:

Advertising expense for the video solutions segment and entertainment segments includes costs related to trade shows and conventions, promotional material and supplies, and media costs. Advertising costs are expensed in the period in which they are incurred. The Company incurred total advertising expenses of $309,630 and $1,121,116 for the years ended December 31, 2025 and 2024, respectively. Such costs are included in selling, advertising and promotional expenses in the Consolidated Statements of Operations.

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

The Company applies the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740 - Income Taxes that provides a framework for accounting for uncertainty in income taxes and provided a comprehensive model to recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. It initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and it recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As it obtains additional information, the Company may need to periodically adjust its recognized tax positions and tax benefits. These periodic adjustments may have a material impact on its Consolidated Statements of Operations.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Consolidated Statements of Operations. There was no interest expense related to the underpayment of estimated taxes during the years ended December 31, 2025 and 2024. There were no penalties in 2025 and 2024.

The Company is subject to taxation in the United States and various states. The Company’s 2022 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments. Therefore, the Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2022 and all prior tax years for federal tax purposes and 2023 and all prior years for state tax purposes.

Research and Development Expenses:

The Company expenses all research and development costs as incurred, which is generally incurred by the video solutions segment. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred after achievement of technological feasibility were not significant, and software development costs were expensed as incurred during 2025 and 2024.

Warrant Derivative Liabilities and Bifurcated Embedded Derivatives:

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, entities must consider whether to classify contracts that may be settled in its own stock, such as warrants to purchase shares of Common Stock, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. The Company has determined that because the terms of the various warrants issued and remaining outstanding include a provision that entitles all the warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, its warrants should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

In addition, the Company evaluates the terms of its debt instruments for embedded features that require bifurcation under ASC 815-15, Derivatives and Hedging: Embedded Derivatives. When a convertible note contains a conversion feature or other embedded derivative that is not clearly and closely related to the host debt instrument, and meets the definition of a derivative, the Company bifurcates the embedded feature from the host instrument and records it as a separate derivative liability measured at fair value. The host debt instrument is recorded at its residual carrying value after the bifurcation. The bifurcated embedded derivative and any detachable warrants issued in connection with the same debt instrument are initially recorded at their respective fair values, with any excess of the aggregate fair value over the proceeds allocated to the host note recognized immediately in earnings as a day-one loss. Subsequent changes in fair value of both the warrant derivative liabilities and bifurcated embedded derivatives are reported in earnings each period.

Volatility in the price of the Company’s common stock may result in significant changes in the value of these derivatives and resulting gains and losses on its consolidated statements of operations.

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

Employee benefit plans:

401 (k) Plan. The Company sponsors a 401(k) retirement savings plan for the benefit of its employees. The plan, as amended, requires it to provide 100% matching contributions for employees, who elect to contribute up to 3% of their compensation to the plan and 50% matching contributions for employee’s elective deferrals on the next 2% of their contributions. The Company made matching contributions totaling $80,083 and $144,589 for the years ended December 31, 2025 and 2024, respectively. Each participant is 100% vested at all times in employee and employer matching contributions.

Segment Reporting:

The accounting guidance on Segment Reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information about those segments to be presented in the consolidated financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer, or “CODM”) in making decisions about how to allocate resources and assess performance. The Company’s two operating segments are Video Solutions and Entertainment, each of which has dedicated personnel responsible for those businesses and each of which reports directly to the CODM. Corporate expenses represent the Company’s corporate administrative activities and are included in segment information but are not considered a separate reportable segment for financial reporting purposes.

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s consolidated financial statements. See Note 22, Operating Segments, for additional information.

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

Non-Controlling Interests

Non-controlling interests in the Company’s consolidated financial statements represent the ownership interests in subsidiaries not attributable, directly or indirectly, to the Company. During the periods presented, the Company held a 51% equity interest in Nobility Healthcare, LLC (“Nobility”), with the remaining 49% held by third-party venture partners. Because Nobility represents the Company’s entire discontinued operation, the non-controlling interest related to Nobility is fully included within discontinued operations and is not included in income or loss from continuing operations. The non-controlling owners’ share of Nobility’s results of operations is presented within net income (loss) from discontinued operations in the consolidated statements of operations.

Prior to its classification as held for sale and discontinued operations, the Company consolidated Nobility based on its controlling financial interest. Upon classification as a discontinued operation, Nobility’s assets, liabilities, results of operations, and the related non-controlling interest are presented separately from the Company’s continuing operations.

Redeemable Preferred Stock

Preferred stock may be classified as a liability, temporary equity (i.e., mezzanine equity) or permanent equity. To determine the appropriate classification, an evaluation of the cash redemption features is required. Where there exists an absolute right of redemption presently or in the future, the preferred stock would be classified as a liability. If redemption is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control, it should be classified as mezzanine equity. The probability that the redemption event will occur does not impact the classification. If no redemption features exist, or if a contingent redemption feature is within the Company’s control, the preferred stock would be considered equity.

Lease Receivable

Lease receivables are carried at the original invoice amount less the total payments received pertaining to each individual customer’s lease agreement. These agreements range from three to five years and are removed from lease receivable upon termination of the agreement. The Company determines an allowance for doubtful accounts by regularly evaluating individual customer lease receivables and considering a customer’s financial condition, credit history, and current economic conditions. The allowance for doubtful accounts was $75,000 and $25,000 as of December 31, 2025 and 2024, respectively.

Discontinued Operations and Held for Sale

Under ASC 205-20, Discontinued Operations, the results of a disposed business are reported as discontinued operations when the held-for-sale and strategic shift criteria are met. When a business is classified as a discontinued operation, (i) its results of operations are presented in a single line, net of tax, in the consolidated statements of operations, (ii) its assets and liabilities are classified as held for sale in the consolidated balance sheets in the period of classification, and (iii) prior-period financial statements are retrospectively reclassified to conform to the current-period presentation. See Note 23. DISCONTINUED OPERATIONS for further details regarding the Company’s discontinued operations.

New Accounting Standards

Recently Adopted Accounting Standard Updates.

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

ASU 2023-09, Improvements to Income Tax Disclosures, requires improved disclosures related to the rate reconciliation and income taxes paid. This ASU requires companies to reconcile the income tax expense attributable to continuing operations to the U.S. statutory federal income tax rate applied to pre-tax income from continuing operations. Additionally, this ASU requires companies to disclose the total amount of income taxes paid during the period. This ASU became effective for the Company’s consolidated financial statements as of and for the year ended December 31, 2025. The guidance is required to be applied on a prospective basis with the option to apply retrospectively to all prior periods presented in the consolidated financial statements. The Company applied this guidance on a prospective basis only with no significant impact to the consolidated financial statements as of and for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements.

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

ASU 2024-04, Induced Conversions of Convertible Debt Instruments, clarifies the requirement for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions or extinguishments. This ASU is effective for annual periods beginning after December 15, 2025. Early adoption is permitted and can be applied either on a prospective basis or retrospective basis. The Company is currently evaluating the impact of this ASU to the Company’s consolidated financial statements, however the Company does not anticipate this guidance having a material impact to the consolidated financial statements.

In March 2024, the SEC adopted rules to develop standardized climate-related disclosures by publicly traded companies including the emission of greenhouse gases. The rules are currently effective for the Company in the fiscal year beginning in 2027. However, as a result of pending legal challenges, the actual timing of effectiveness of the rules and applicable phase-in periods, as well as whether portions of the rules remain in effect after the legal challenges, are uncertain. The Company is currently evaluating the guidance and its impact on the financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s consolidated financial statements and related disclosures.

NOTE 2. CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentration of credit risk consist of accounts receivable. Sales to domestic customers are typically made on credit and the Company generally does not require collateral while sales to international customers require payment before shipment or backing by an irrevocable letter of credit. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for estimated losses. Accounts are written off when deemed uncollectible and accounts receivable are presented net of an allowance for doubtful accounts. The allowance for doubtful accounts totaled $10,262 as of December 31, 2025 and $208,458 as of December 31, 2024.

The Company evaluated concentration of credit risk across all receivable balances, including trade accounts receivable and subscription receivables, as of December 31, 2025 and 2024. No individual customer balance exceeded 10% of total trade accounts receivable or total subscription receivables as of either date. No individual customer, event, venue, or counterparty within the Entertainment segment exceeded 10% of total revenues from continuing operations for the years ended December 31, 2025 and 2024. No international distributor individually exceeded 10% of total revenues from continuing operations for the years ended December 31, 2025 and 2024.

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

NOTE 3. ACCOUNTS RECEIVABLE AND SUBSCRIPTION RECEIVABLES

	December 31, 2025	December 31, 2024
Accounts receivable – trade, gross	$489,821	$960,201
Less: allowance for doubtful accounts	(10,262)	(208,458)
Accounts receivable – trade, net	$479,559	$751,743

Subscription receivables, gross – current	$3,294,647	$4,013,994
Less: allowance for doubtful accounts	(75,000)	(25,000)
Subscription receivables, net – current	3,219,647	3,988,994
Subscription receivables – long term	2,976,758	4,889,289
Total subscription receivables, net	$6,196,405	$8,878,283

The allowance for doubtful accounts receivable was comprised of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Beginning balance	$208,458	$96,803
Provision for bad debts	—	109,422
Charge-offs to allowance, net of recoveries	(198,196)	2,233
Ending balance	$10,262	$208,458

NOTE 4. OTHER RECEIVABLES

Other receivables were the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Notes receivable	$—	$150,154
Litigation receivables	578,890	—
Allowance for loss on litigation receivables	(289,445)	—
Other	3,058	5,697
Total other receivables	$292,503	$155,851

As of December 31, 2025, the Company recorded litigation receivables of $578,890 related to amounts owed pursuant to the pending default judgment against Pharmaxx Medical, Inc. The Company established an allowance of $289,445 against these receivables based on management’s assessment that full collection is uncertain given the status of the proceedings and the defendant’s financial condition and ability to satisfy the judgment. The Company has engaged legal counsel and is actively pursuing recovery of these amounts. See Note 15, Commitments and Contingencies, for additional information regarding the Company’s legal proceedings against Pharmaxx Medical, Inc.

NOTE 5. INVENTORIES

Inventories consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Raw material and component parts– video solutions segment	$2,829,039	$2,589,804
Work-in-process– video solutions segment	—	4,906
Finished goods – video solutions segment	1,149,538	1,655,317
Finished goods – entertainment segment	270,856	505,694
Subtotal	4,249,433	4,755,721
Reserve for excess and obsolete inventory– video solutions segment	(1,849,124)	(2,037,252)
Reserve for excess and obsolete inventory – entertainment segment	(69,817)	(132,403)
Total inventories	$2,330,492	$2,586,066

Finished goods inventory includes units held by potential customers and sales agents for test and evaluation purposes. The cost of such units totaled $35,742 and $36,080 as of December 31, 2025 and 2024, respectively.

NOTE 6. PREPAID EXPENSES

Prepaid expenses were the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Prepaid inventory	$534,539	$1,158,867
Prepaid advertising	6,214	334,882
Other	511,662	292,397
Total prepaid expenses	$1,052,415	$1,786,146

NOTE 7. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2025 and 2024:

	Estimated Useful Life	December 31, 2025	December 31, 2024
Office furniture, fixtures, equipment, and aircraft	3-20 years	$437,515	$743,853
Warehouse and production equipment	3-7 years	482,153	237,141
Demonstration and tradeshow equipment	3-7 years	77,791	77,791
Building improvements	5-7 years	22,648	12,185
Total cost		1,020,107	1,070,970
Less: accumulated depreciation and amortization		(617,881)	(732,409)

Net property, plant and equipment		$402,226	$338,561

Depreciation and amortization of property, plant and equipment aggregated $194,385 and $537,627 for the years ended December 31, 2025 and 2024, respectively. The cost and accumulated depreciation related to assets sold or retired are removed from the accounts and any gain or loss is credited or charged to income.

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

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$224,851	$187,350	$—	$37,501
Sponsorship agreement network (entertainment segment)	5,600,000	4,853,333	746,667	—
SEO content (entertainment segment)	600,000	600,000	—	—
Personal seat licenses (entertainment segment)	117,339	16,949	—	100,390
Website enhancements (entertainment segment)	54,908	23,383	—	31,525

	6,597,098	5,681,015	746,667	169,416

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	1,735,000	4,377,507
Trade name and trademarks (entertainment segment)	900,000	—	560,000	340,000
Patents and trademarks pending (video solutions segment)	144,710	—	—	144,710

Total	$13,754,315	$5,681,015	$3,041,667	$5,031,633

	December 31, 2024
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (video solutions segment)	$483,521	$377,459	$—	$106,062
Sponsorship agreement network (entertainment segment)	5,600,000	3,733,333	—	1,866,667
SEO content (entertainment segment)	600,000	500,000	—	100,000
Personal seat licenses (entertainment segment)	117,339	13,037	—	104,302
Software	23,653	—	—	23,653
Website enhancements (entertainment segment)	35,900	9,833	—	26,067

	6,860,413	4,633,662	—	2,226,751

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	307,000	5,805,507
Trade name and trademarks (entertainment segment)	900,000	—	201,000	699,000
Patents and trademarks pending (video solutions segment)	91,738	—	—	91,738

Total	$13,964,658	$4,633,662	$508,000	$8,822,996

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

Amortization for the years ended December 31, 2025 and 2024 was $ 1,350,382 and $1,377,809, respectively. Estimated amortization for intangible assets with definite lives for the next five years ending December 31 and thereafter is as follows:

Year ending December 31:
2026	$59,715
2027	12,382
2028	8,663
2029	3,911
2030	3,911
2031 and thereafter	80,834

$169,416

Annual impairment test

The company performed its annual goodwill and intangible asset impairment test as of December 31, 2025 on a full quantitative basis, given its prior-year impairment history and continued operating losses across certain segments. The Revenue Cycle Management segment (Nobility Healthcare) was classified as discontinued operations prior to the measurement date and was excluded from the annual impairment analysis.

The fair value of each continuing reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internally-developed forecasts of revenue and profitability, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of its weighted average cost of capital, which is risk-adjusted to reflect the specific risk profile of the reporting unit being tested. The weighted average cost of capital used in its December 31, 2025 annual impairment test ranged from 18.4% to 22.7%. The company also applied a market approach, which develops a value correlation based on the market capitalization of similar publicly traded companies, referred to as a multiple, to apply to the operating results of the reporting units. The primary market multiples used are revenue and earnings before interest, taxes, depreciation, and amortization. The income and market approaches were equally weighted for all reporting units.

The combined fair values for all reporting units were then reconciled to the company’s aggregate market value of its shares of Common Stock on the date of valuation, while considering a reasonable control premium. The Company considers a reporting unit’s fair value to be substantially in excess of the reporting unit’s carrying value at a 20% premium or greater. Based on the company’s December 31, 2025 annual impairment test, the Video Solutions Segment’s fair value was substantially in excess of its carrying value, with an indicated equity fair value of $2,580,000 compared to a carrying value of approximately $595,000. The Video Solutions Segment carries no goodwill.

The Entertainment Segment was determined to be impaired. The company held total goodwill of approximately $5,805,507 related to businesses within its Entertainment Segment prior to December 31, 2025 annual impairment test, consisting of $5,579,548 attributable to TicketSmarter and $225,959 attributable to Country Stampede. As a result of its December 31, 2025 annual impairment test, the company concluded that the carrying amount of the Entertainment Segment’s equity exceeded its estimated fair value and recorded a non-cash goodwill impairment charge of $1,428,000, which is included in goodwill and intangible asset impairment charge on its consolidated statements of operations for the year ended December 31, 2025. The remaining goodwill balance for the Entertainment Segment was approximately $4,377,507 as of December 31, 2025. The goodwill impairment was primarily driven by the segment’s continued operating losses, the fixed cost structure of festival operations, and the structural cost challenges within certain Entertainment Segment revenue streams.

Indefinite-lived intangible assets

The Company held indefinite-lived trade names and trademarks with an aggregate carrying value of $340,000 as of December 31, 2025, consisting of the TicketSmarter trade name $210,000 and the Country Stampede trade name $130,000, each related to businesses within its Entertainment Segment.

As a result of its December 31, 2025 annual impairment test, the company concluded that the carrying amounts of both trade names exceeded their estimated fair values and recorded non-cash impairment charges totaling $359,000, which are included in goodwill and intangible asset impairment charge on its consolidated statements of operations for the year ended December 31, 2025. The company recorded a $189,000 impairment charge related to the TicketSmarter trade name, reducing its carrying value from $399,000 to $210,000, and a $170,000 impairment charge related to the Country Stampede trade name, reducing its carrying value from $300,000 to $130,000. The charges were primarily driven by the Entertainment Segment’s continued operating losses, declining revenue performance within the related businesses, and the overall challenging economic environment.

In addition, The Company recorded a non-cash impairment charge of $746,667 related to the sponsorship agreement network intangible asset within the Entertainment Segment, reducing its net carrying value to -0- as of December 31, 2025. The total goodwill and intangible asset impairment charge recorded for the year ended December 31, 2025 was $2,533,667.

NOTE 9. OTHER ASSETS

Other assets were the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Deposits	$27,252	$549,272
Prepaid commissions	125,249	205,585
Other	203,135	—
Total other assets	$355,636	$754,857

NOTE 10. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	December 31, 2025	December 31, 2024
Economic injury disaster loan (EIDL)	$141,083	$144,495
Unsecured Promissory note – Entertainment Segment	525,000	—
2025 Secured Notes	1,070,000	—
Commercial Extension of Credit- Entertainment Segment	—	100,000
Merchant Cash Advances – Video Solutions Segment	—	1,922,750
Senior Secured Promissory Notes-Issued November 2024	—	3,600,000
Total gross principal	1,736,083	5,767,245
Unamortized debt issuance costs	(890,716)	(664,719)
Debt obligations	845,367	5,102,526
Less: current maturities of debt obligations	707,826	4,961,443

Debt obligations, long-term	$137,541	$141,083

Debt obligations mature on an annual basis as follows as of December 31, 2025:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026	$1,598,542	$(890,716)	$707,826
2027	3,677		3,677
2028	3,817		3,817
2029	3,963		3,963
2030 and thereafter	126,084		126,084
Total	$1,736,083	$(890,716)	$845,367

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

Unsecured Promissory Note

On February 1, 2025, the Company’s Entertainment Segment entered into a $600,000 unsecured promissory note with a third party. The promissory note bears an interest rate of 10.0% per annum, compounded monthly. Payments of principal and interest were originally due on May 5, 2025, however the parties agreed to extend the term for payments of principal and interest to begin July 1, 2025. The remaining outstanding balance totaled $525,000 as of December 31, 2025.

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

The Company paid the outstanding balance of $1,922,750 in full during the year ended December 31, 2025 and the merchant advance arrangement was subsequently terminated. There were no amounts outstanding or available under this arrangement as of December 31, 2025.

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

During the year ended December 31, 2024, the Company amortized $384,302 of debt discount under interest expense. The Company recorded total losses of $684,512 from the extinguishments of such debt during the year ended December 31, 2024.

2024 Securities Purchase Agreement and Senior Secured Promissory Notes

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors (the “Purchasers”), pursuant to which the Company agreed to issue and sell to such Purchasers, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000 (the “Notes”), and (ii) 135 shares (the “Commitment Shares”) of the Company’s Common Stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024 (the “Closing Date”).

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

Pursuant to the SPA, the Company was required to file within 30 days of the Closing Date a registration statement with the SEC for a public offering and use its reasonable best efforts to pursue and consummate a follow-on financing transaction within 90 days of the Closing Date. The proceeds of the public offering were first used for the repayment of the principal amounts of the Notes. The Company was also required to file within 30 days of the Closing Date a registration statement on Form S-1 (or other appropriate form if the Company is not then S-1 eligible) providing for the resale by the Purchasers of the Commitment Shares issued under the SPA. The Company is required to use commercially reasonable efforts to cause such registration statement to become effective within 60 days following the filing thereof and to keep such registration statement effective at all times until no Purchaser owns any Commitment Shares.

Furthermore, pursuant to the SPA, the Company was required to complete the following: (i) the Company’s board of directors approved an amendment to the Company’s bylaws setting the quorum required for a special meeting of stockholders to one-third of all stockholders entitled to vote at such special meeting and (ii) the Company filed with the SEC a preliminary proxy statement on Schedule 14A announcing a meeting of stockholders for the purpose of approving the Series A and Series B warrants issued by the Company on June 25, 2024. See Note 17, Common Stock Purchase Warrants.

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

The Company paid the senior secured promissory notes off in full on February 13, 2025 with funds generated by the February 2025 public equity offering (See Note 12). Following is an analysis of the senior secured promissory notes balance:

Amount

Balance, as of December 31, 2023	$—

Issuance of senior secured promissory notes, at par	3,600,000

Discount recognized at issuance date	(1,470,205)

Amortization of discount	805,486

Balance, as of December 31, 2024	2,935,281

Amortization of discount	664,719

Principal payment	(3,600,000)

Balance, as of December 31, 2025	$—

2025 Senior Secured Convertible Note and Committed Equity Financing

On September 15, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor (the “Purchaser”), pursuant to which the Company issued Senior Secured Convertible Notes (the “2025 Secured Notes”) with an aggregate original principal amount of $802,500, which reflects a 7% original issue discount applied to gross proceeds of $750,000, and detachable common stock purchase warrants to purchase 158,856 shares of the Company’s common stock at an exercise price of $6.372 per share. See Note 17, Common Stock Purchase Warrants. The 2025 Secured Notes bear interest at 8% per annum.

The 2025 Secured Notes are convertible at the investor’s option at any time at a conversion price equal to a 10% discount to the five-day volume-weighted average price (VWAP) preceding conversion, subject to customary anti-dilution and price-based adjustment provisions. The Company may, subject to certain conditions, redeem all or a portion of the Notes at 110% of the outstanding principal amount. A second closing of Senior Secured Convertible Notes with an original principal balance of $267,500 occurred on December 16, 2025, with 49,043 detachable common stock purchase warrants to purchase shares of the Company’s common stock at an exercise price of $6.372 per share. See Note 17, Common Stock Purchase Warrants. The second closing of the 2025 Secured Notes were issued at a 7% original issue discount, providing gross proceeds of $250,000, and bear interest at 8% per annum.

The 2025 Secured Notes are senior secured obligations, ranking senior to all existing and future indebtedness of the Company, except for specified subsidiaries that provide either a second-priority or no security interest. The Notes are secured by substantially all of the Company’s assets and guaranteed by certain subsidiaries. In connection with the transaction, the Company also entered into a Registration Rights Agreement and a Leak-Out Agreement with customary terms and conditions.

The conversion price of the 2025 Secured Notes is variable, equal to a 10% discount to the five-day VWAP preceding conversion, and accordingly does not meet the fixed-for-fixed requirement under ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity. As a result, the conversion feature was bifurcated from the host debt instrument and recognized as a derivative liability at fair value under ASC 815-15, Derivatives and Hedging: Embedded Derivatives. The detachable warrants were similarly classified as derivative liabilities at fair value under ASC 815-40, as their terms include provisions that could require net cash settlement upon a qualifying tender offer. Upon issuance, the aggregate fair value of these derivative liabilities was $852,675. Both derivative liabilities are remeasured at fair value each reporting period, with changes recognized in earnings. See Note 11, Fair Value Measurement, for the Level 3 derivative liability activity related to the bifurcated conversion feature and detachable warrants during the year ended December 31, 2025.

At the September 2025 closing, the fair value of the bifurcated conversion feature exceeded the net proceeds of $610,000; accordingly, no proceeds were allocated to the host debt instrument or the detachable warrants, and the excess of $128,246 was recognized immediately as a day-one charge within the change in fair value of derivative liabilities in the consolidated statements of operations. The full face value of $802,500 was recorded as a debt discount at the September 2025 closing. At the December 2025 closing, a debt discount of $244,425 was recorded. The debt discounts are amortized to interest expense over the term of the 2025 Secured Notes using the effective-interest method.

The aggregate original principal amount of the 2025 Secured Notes of $1,070,000 represents the combined face value of both closings. The combined net proceeds were $832,500 , consisting of $610,000 from the September 2025 closing, net of $140,000 in transaction costs, and $222,500 from the December 2025 closing, net of $27,500 in transaction costs.

Following is an analysis of the 2025 Senior Notes balance:

Amount

Balance, as of December 31, 2024	$—

Issuance of 2025 Senior Notes, at par	1,070,000

Discount recognized at issuance date	(1,046,925)

Amortization of discount	156,209

Balance, as of December 31, 2025	$179,284

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$852,844	$852,844

	$—	$—	$852,844	$852,844

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$4,554,640	$4,554,640

	$—	$—	$4,554,640	$4,554,640

The following table represents the change in Level 3 tier value measurements for warrant derivative liabilities:

Year Ended December 31, 2025

Balance, December 31, 2024	$4,554,640

Issuance of pre-funded warrant derivative liabilities in February 2025 public equity offering	1,803

Issuance/Activation of Series A Warrants issued in connection with the February 2025 public equity offering	1,340,214

Issuance/Activation of Series B Warrants issued in connection with the February 2025 public equity offering	5,406,408

Issuance of derivative liabilities in connection with the 2025 Senior Secured Convertible Notes	852,675

Transition of warrant derivative liability to equity due to exercise of pre-funded warrant derivative liabilities in February 2025 public equity offering	(1,803)

Transition of warrant derivative liability to equity due to exercise of Series B common stock purchase warrants issued in June 2024 Private Placement	(1,989,806)

Transition of warrant derivative liability to equity due to exercise of Series B common stock purchase warrants issued in February 2025 Public Equity Offering	(5,406,320)

Transition of warrant derivative liability to equity due to elimination of net cash settlement provisions relative to the Series A common stock purchase warrants issued in February 2025 Public Equity Offering	(530,101)

Change in fair value of bifurcated embedded derivative liabilities	(43,250)

Change in fair value of warrant derivative liabilities	(3,331,616)

Balance, December 31, 2025	$852,844

Year Ended December 31, 2024

Balance, December 31, 2023	$1,369,738

Issuance of Series A and pre-funded warrant derivative liabilities in June 2024 Private Placement	2,075,300

Issuance of Series B warrant derivative liabilities in June 2024 Private Placement upon Stockholder Approval	454,150

Transition of warrant derivative liability to equity due to exercise of common stock purchase warrants	(584,955)

Change in fair value of warrant derivative liabilities	1,240,407

Balance, December 31, 2024	$4,554,640

NOTE 12. ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Accrued warranty expense	$—	$11,615
Accrued payroll and related fringes	94,120	428,380
Accrued sales returns and allowances	—	93,170
Accrued taxes	117,145	104,404
Accrued interest - related party	—	492,177
Accrued interest	51,300	—
Accrued board of directors’ fees	160,000	197,000
Customer deposits	101,387	165,779
General accrued expense	68,733	5,064
	$592,685	$1,497,589

Accrued warranty expense was comprised of the following for the years ended December 31, 2025 and 2024:

	2025	2024
Beginning balance	$11,615	$17,699
Provision for warranty expense	—	38,898
Charges applied to warranty reserve	(11,615)	(44,982)

Ending balance	$—	$11,615

NOTE 13. INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Current taxes:
Federal	$—	$—
State	—	—

Total current taxes	—	—
Deferred tax provision (benefit)	—	—

Income tax provision (benefit)	$—	$—

Allocated to:
Continuing operations	$—	$—
Discontinued operations	—	—

	$—	$—

A reconciliation of the income tax (provision) benefit at the statutory rate of 21% for the years ended December 31, 2025, and 2024 to the Company’s effective tax rate is as follows:

	2025	2024
U.S. Statutory tax rate	21.0%	21.0%
State taxes, net of Federal benefit	6.0%	6.0%
Change in valuation reserve on deferred tax assets	(28.0)%	(21.6)%
Non allowable expenses and excludable income	(0.3)%	—%
Expiring net operating loss and tax credit carryforwards	(2.2)%	—%
Other, net	3.5%	(5.4)%

Income tax (provision) benefit	—%	—%

The effective tax rate for the years ended December 31, 2025, and 2024 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of December 31, 2025, primarily because of the current year operating losses.

Significant components of the Company’s deferred tax assets (liabilities) as of December 31, 2025 and 2024 are as follows:

	2025	2024
Deferred tax assets:
Stock-based compensation	$50,000	$540,000
Start-up costs	110,000	110,000
Inventory reserves	475,000	535,000

Investment in subsidiaries	—	185,000
Intangible assets	175,000	—
Research & development expenses	845,000	1,030,000
Allowance for doubtful accounts receivable	20,000	60,000
Property, plant and equipment depreciation	—	90,000
Deferred revenue	2,100,000	2,340,000
Accrued litigation reserve	1,060,000	985,000
Accrued expenses	15,000	60,000
Net operating loss carryforward	41,530,000	39,275,000
Research and development tax credit carryforward	1,685,000	1,740,000
State jobs credit carryforward	235,000	230,000
Charitable contributions carryforward	115,000	115,000
Uniform capitalization of inventory costs	15,000	15,000

Total deferred tax assets	48,430,000	47,310,000

Valuation reserve	(47,955,000)	(46,290,000)

Total deferred tax assets	475,000	1,020,000
Deferred tax liabilities:
Investment in subsidiaries	(305,000)	—
Property, plant and equipment depreciation	(30,000)	—
Warrant derivative liabilities	—	(650,000)
Intangible assets	—	(230,000)
Domestic international sales company	(140,000)	(140,000)

Total deferred tax liabilities	(475,000)	(1,020,000)

Net deferred tax assets (liability)	$—	$—

The valuation allowance on deferred tax assets totaled $47,955,000 and $46,290,000 as of December 31, 2025, and 2024, respectively. The Company records the benefit it will derive in future accounting periods from tax losses and credits and deductible temporary differences as “deferred tax assets.” In accordance with ASC 740, “Income Taxes,” the Company records a valuation allowance to reduce the carrying value of our deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company incurred operating losses in 2025 and 2024 and it continues to be in a three-year cumulative loss position at December 31, 2025 and 2024. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to fully reserve its deferred tax assets at December 31, 2025. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of December 31, 2025, the Company had the following estimated Federal net operating loss carry-forwards available to offset future taxable income:

Amount
Tax years generated:
2017 and before	$48,890,000
2018 and after	119,515,000

Federal net operating loss carry-forwards available	$168,405,000

Such tax net operating loss carry-forwards expire between 2026 and 2037 relative to Federal net operating loss carry-forwards generated in tax years 2017 and prior. Federal net operating loss carry-forwards generated in tax years 2018 and after cannot be carried back to prior years and have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 further provides for an annual limitation on usage equivalent to 80% of taxable income. In addition, the Company had research and development tax credit carry-forwards totaling $1,685,000 available as of December 31, 2025, which expire between 2026 and 2037.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the U.S. The OBBBA includes numerous provisions that affect corporate taxation, including changes to bonus depreciation, the expensing of domestic research costs, and modifications to certain U.S. international tax rules. The Company has analyzed the impacts of the OBBBA and reflected them in the current period. These impacts do not have a material effect on the tax rate for the year ended December 31, 2025. The majority of the tax law changes will take effect in future years.

The Company’s 2022 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments.

NOTE 14. OPERATING LEASE

On May 8, 2025, the Company entered into an operating lease with a third party for a warehouse and office used by the Entertainment segment. The lease has a five-year term expiring in May 2030 and provides for base monthly rent of $16,035, subject to annual increases of 2.5%, with May 2025 rent prorated. The Company prepaid one year of rent, real estate taxes, and insurance totaling $247,105, which is applied to the first and final six months of the lease term, and also provided a $20,000 security deposit. The lease is structured as a triple-net lease, under which the Company is responsible for all real estate taxes, insurance, utilities, and other operating costs associated with the premises; real estate taxes for the period from lease commencement through December 31, 2025 were approximately $3,748 per month and insurance costs were approximately $432 per month, both subject to annual adjustment. The lease includes renewal options and an option to purchase the property after the 33rd month of the lease term. As of December 31, 2025, the remaining lease term was approximately 52 months.

In October 2023, the Company entered into an operating lease with a third party for copiers used for office and warehouse purposes. The lease originally provided for 48 monthly payments of $1,786 with a scheduled maturity in October 2027 and included an option to purchase the equipment at fair market value at maturity. The lease was terminated effective December 15, 2025, and accordingly, there was no remaining lease term outstanding as of December 31, 2025.

On November 27, 2024, the Company entered into an operating lease with a third party for a copier used for office purposes. The lease provides for 36 monthly payments of $90 and matures on November 27, 2027. The Company has the option to purchase the equipment at its estimated fair market value at maturity. As of December 31, 2025, the remaining lease term was approximately twenty-three months.

On October 16, 2024, the Company entered into an operating lease with a third party for office space used by the Entertainment segment and temporarily by the Video Solutions segment. The lease provides for 36 monthly payments of $7,251.92 and matures on October 31, 2027. As of December 31, 2025, the remaining lease term was approximately twenty-two months.

On May 13, 2020, the Company entered into an operating lease for warehouse and office space that served as its principal executive office and primary business location. On September 16, 2024, the Company and the landlord agreed to terminate the lease, and the Company recognized a net gain on lease extinguishment of $9,385 for the year ended December 31, 2024.

In connection with the September 2021 acquisition of Goody Tickets, LLC and TicketSmarter, LLC, the Company assumed responsibility for TicketSmarter’s office space lease. The lease was formally terminated in September 2025, and no separate lease obligation related to this location remained outstanding as of December 31, 2025.

Lease expense related to the Company’s office space and copier operating leases was recorded on a straight-line basis over the lease term. Total lease expense of $274,272 for the year ended December 31, 2025 includes expense under all operating leases active during the period, including partial-year expense under the copier lease that was terminated effective December 15, 2025.

The weighted-average remaining lease-term related to the Company’s lease liabilities as of December 31, 2025 and December 31, 2024 were 3.6 years and 2.8 years, respectively.

The discount rate implicit within the Company’s operating leases was not generally determinable, and therefore, the Company determined the discount rate based on its incremental borrowing rate on the information available at commencement date. As of the commencement date, the operating lease liabilities reflect a weighted average discount rate of 8%.

The following sets forth the operating lease right of use assets and liabilities as of December 31, 2025:

Assets:
Operating lease right of use assets, net	$1,022,416
Prepayment of rent	82,368

Total operating lease right of use asset	$1,104,784
Liabilities:
Operating lease obligations-current portion	180,900
Operating lease obligations-less current portion	841,516
Total operating lease obligations	$1,022,416

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2026	$258,429
2027	332,285
2028	263,789
2029	268,927
2030 and thereafter	90,218
Total undiscounted minimum future lease payments	1,213,648
Imputed interest	(191,232)
Total operating lease liability	$1,022,416

NOTE 15. COMMITMENTS AND CONTINGENCIES

Litigation.

From time to time, the Company is notified that the Company may be a party to a lawsuit or that a claim is being made against them. It is its policy not to disclose the specifics of any claim or threatened lawsuit until the summons and complaint are actually served on the Company. After carefully assessing the claim, and assuming the Company determines that they are not at fault or disagrees with the damage or relief demanded, they vigorously defend any lawsuit filed against them. The Company records a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, they determine whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, they take into consideration factors such as its historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of its prevailing, the availability of insurance, and the severity of any potential loss. The Company reevaluates and update accruals as matters progress over time.

Culp McAuley, Inc. et al.

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

On January 5, 2024, the Company filed a motion for summary judgment against defendants Campbell McAuley and Mark Depew. On the same date, the Company also filed separate motions for default judgment against Culp McAuley and Brandon Culp, respectively. On January 5, 2024, defendant Mark Depew filed a motion for summary judgment against the Company. On May 17, 2024, the Court issued Orders which, respectively, (i) granted defendant Mark Depew’s motion for summary judgment against the Company; (ii) denied the Company’s motion for summary judgment against Depew; (iii) granted the Company’s motion for summary judgment against defendant Campbell McAuley; and (iv) granted the Company’s motions for default judgment against defendants Culp McAuley and Brandon Culp. Finding that defendants Brandon Culp and Campbell McAuley were each the alter ego of Culp McAuley, on June 4, 2024, the Court entered judgment in favor of the Company in the amount of $3,999,984 against Culp McAuley, Brandon Culp, and Campbell McAuley, jointly and severally (the “judgment”). The Company is currently uncertain as to what amount, if any, of the judgment amount it will ultimately be able to recover. The Company continues to explore for sources of assets as a possible source of collection from the judgment debtors.

On June 14, 2024, the Company filed a Notice of Appeal to the United States Court of Appeals for the Tenth Circuit from the Court’s May 17, 2024 Order that granted summary judgment in favor of Mark Depew. On December 10, 2024, the Company and Depew filed a Stipulation of Dismissal in the Tenth Circuit that ended the appeal after the Company and Depew reached a settlement.

As of December 31, 2025, the Company holds an unsatisfied judgment of $3,999,984 against Culp McAuley, Brandon Culp, and Campbell McAuley, jointly and severally. The Company continues to explore available sources of assets from the judgment debtors; however, collection of the judgment remains uncertain and no assurance can be given that any amounts will be recovered. The Company recorded a loss of $1,959,396 on this matter during the year ended December 31, 2024, which, together with losses recorded in prior years, reduced the Company’s cumulative net exposure to zero as of December 31, 2024. No additional losses were recorded on this matter during the year ended December 31, 2025, and the Company’s net exposure remained zero as of December 31, 2025. The Company’s estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. As a result, actual results may vary significantly from the current estimate.

Larry Roberts

In March 2024, the Company filed a complaint against Larry Roberts in the Superior Court of the State of California, County of Orange, Case No. 30-2024-01385012-CU-FR-CJC. The lawsuit arises from the defendant’s alleged theft and misapplication of funds that were intended for the purchase of goods on behalf of the Company. The Company seeks monetary damages based on certain conduct by the defendant. On May 28, 2024, the defendant filed a motion to strike portions of the complaint and a motion for demurrer. On October 4, 2024, the Court sustained in part and overruled in part defendant’s motion for demurrer. The Court further denied the defendant’s motion to strike in its entirety. Discovery is ongoing. A jury trial has been scheduled for October 19, 2026. The Company is not able to provide an estimate of the likelihood of success at this time. The matter remains open.

Pharmaxx Medical, Inc.

The Company filed a complaint against Pharmaxx Medical, Inc. in the Superior Court of the State of California, County of Riverside, Case No. CVSW2300198, alleging breach of contract arising from the failure to deliver pharmaceutical gloves. After the court struck the defendant’s answer, the Company submitted the default package to obtain a default judgment against the defendant. The default package remains pending with the court. As of December 31, 2025, the Company recorded a litigation receivable of $578,890 related to this matter, against which an allowance of $289,445 has been established. See Note 4. Other Receivable

First Insurance Funding Corp. — Johnson County Collection Case

The Company is a defendant in a collection case filed in the District Court of Johnson County, Kansas limited actions department. This is a collection lawsuit claiming the Company owed money for insurance premium funding on a cancelled policy totaling $165,890.08. Digital disputed it owes the money as they cancelled the insurance policy through their insurance broker. An answer was filed denying the claim. The matter remains open.

Gregory Johnson — Kansas Department of Labor

Gregory Johnson filed a claim with the State of Kansas, Wage and Hour Division, Claim No. 240591, seeking $30,000 for alleged severance pay. Mr. Johnson was laid off in a reduction in force and did not have a severance agreement. An answer denying the claim has been filed. A hearing was held on October 27, 2025 before an Administrative Law Judge, with the matter being dismissed in the Company’s favor.

Kustom 440 — Former Consultant

A former consultant has filed a claim against Kustom 440, Inc., a wholly owned subsidiary of the Company, seeking to compel payment under an alleged consulting agreement. The Company is currently engaged in settlement negotiations. The matter remains open.

Artist Performance Commitments

In January 2026, Kustom 440, Inc., a wholly owned subsidiary of the Company, entered into a performance agreement with a headlining artist for the 2026 Country Stampede music festival scheduled for June 27, 2026. The agreement provides for a flat performance guarantee of $750,000, payable in installments consisting of a deposit of $187,500 paid upon execution, a second deposit of $187,500 due no later than May 27, 2026, and a remaining balance of $375,000 payable following the performance. The agreement does not provide for cancellation except in the event of force majeure or material breach by either party. As of December 31, 2025, no amounts had been paid or accrued under this agreement.

NOTE 16. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $39,622 and $128,519 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company has adopted various stock option and restricted stock plans which are referred to as the “Plans.” The Company registers all shares of common stock that are issuable under its Plans with the SEC. A total of 125,021 shares remain available for awards under the various Plans as of December 31, 2025.

Stock option grants. The Company believes that award of stock options better align the interests of our employees with those of its stockholders. Option awards have been granted with an exercise price equal to the market price of its stock at the date of grant with such option awards which generally vest based on the completion of continuous service and have ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans).

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Activity involving the award of stock options during the years ended December 31, 2025 and 2024 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	9	$270,840
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2025	9	$270,840
Exercisable at December 31, 2025	9	$270,840

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2024	10	$273,300
Granted	—	—
Exercised	—	—
Forfeited	(1)	(390,000)
Outstanding at December 31, 2024	9	$270,840
Exercisable at December 31, 2024	9	$270,840

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the years ended December 31, 2025 and 2024.

No compensation expense was recognized for stock options during the years ended December 31, 2025 and 2024, as all outstanding options were fully vested in prior periods. As of December 31, 2025 and 2024, no outstanding or exercisable options had intrinsic value, as all exercise prices exceeded the market price of the Company’s common stock on those dates.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of December 31, 2025:

	Outstanding options	Weighted average	Exercisable options	Weighted average
Exercise price range	Number of options	remaining contractual life	Number of options	remaining contractual life

$0.01 to $249,999	3	5.5 years	3	5.5 years
$250,000 to $349,999	3	4.0 years	3	4.0 years
$350,000 to $364,000	3	2.8 years	3	2.8 years

Total	9	4.1 years	9	4.1 years

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

A summary of all restricted stock activity under the equity compensation plans for the years ended December 31, 2025 and 2024 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2025	20	$13,916
Granted	—	—
Vested	(10)	(16,024)
Forfeited	—	—
Nonvested balance, December 31, 2025	10	$11,807

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2024	21	$67,620
Granted	14	12,720
Vested	(6)	(60,360)
Forfeited	(9)	(133,200)
Nonvested balance, December 31, 2024	20	$13,916

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of December 31, 2025, there was $18,912 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next twenty-five months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2027	5
2028	3
2029	2
2030	—
2031	—

NOTE 17. COMMON STOCK PURCHASE WARRANTS

The following table summarizes information about shares issuable under warrants outstanding during the years ended December 31, 2025 and 2024:

	Warrants	Weighted average exercise price
Balance, January 1, 2025	1,813	$5,700.00
Issuance February 2025 – Prefunded Warrants	16,358	0.001
Issuance/activation of February 2025 – Series A Warrants	115,946	186.00
Issuance of September 2025 – Detachable Warrants	158,856	6.372
Issuance of December 2025 – Detachable Warrants	49,043	6.372
Issuance/activation of February 2025 – Series B Warrants	556,452	—
Exercise February 2025 – Prefunded Warrants	(16,358)	0.001
Exercised June 2024 - Series B warrants	(632)	0.001
Exercised February 2025 – Series B Warrants	(556,439)	0.001
Terminated/Cancelled	—	—
Balance, December 31, 2025	325,039	$101.78

	Warrants	Weighted average exercise price
Balance, January 1, 2024	184	$39,000.00
Issuance – Series A and prefunded warrants	295	15,060.00
Issuance – Series B warrants	795	0.001
Issuance – Series A warrant reset provisions	797	3,012.00
Exercised	(258)	(5,580.00)
Terminated/Cancelled	—	—
Balance, December 31, 2024	1,813	$5,700.00

The total intrinsic value of all outstanding warrants aggregated $25 and $2,128,320 as of December 31, 2025 and December 31, 2024, respectively and the weighted average remaining term was 55.4 and 52.3 months as of December 31, 2025 and 2024, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of Common Stock as of December 31, 2025:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$—	13	1.8 years
$6.372	207,899	4.8 years
$186.00	115,946	4.4 years
$3,012.00	997	3.5 years
$33,000.00	62	2.3 years
$39,000.00	62	2.3 years
$45,000.00	60	2.3 years

	325,039	4.6 years

September and December 2025 Detachable Purchase Warrants

On September 15, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor pursuant to which the Company issued Senior Secured Convertible Notes (the “September 2025 Notes”) (See Note 10) with an aggregate original principal amount of $802,500 and detachable common stock purchase warrants to purchase 158,856 shares of the Company’s common stock at an exercise price of $6.372 per share. The detachable warrants issued in connection with the September 2025 Notes have a term of five years from the date of issuance.

On December 16, 2025, the Company completed the second closing under the Securities Purchase Agreement and issued additional Senior Secured Convertible Notes with an aggregate original principal amount of $267,500 together with detachable common stock purchase warrants to purchase 49,043 shares of the Company’s common stock at an exercise price of $6.372 per share. The detachable warrants issued in the December 2025 closing also have a five-year term from the date of issuance.

Accordingly, as of December 31, 2025, the Company had a total of 207,899 detachable warrants outstanding related to the September and December 2025 financings, each exercisable at $6.372 per share. See Note 10, Debt Obligations, and Note 11, Fair Value Measurement, for additional details regarding these warrants during the year ended December 31, 2025.

February 2025 Purchase Warrants

On February 13, 2025, the Company issued 16,358 pre-funded units, each consisting of one-prefunded warrant (to purchase a total of 16,358 shares of Common Stock, inclusive of the underwriter’s overallotment exercise), one Series A warrant and one Series B warrant along with the sale of 1,309 units, each consisting of one share of Common Stock, one Series A warrant and one Series B warrant, for an aggregate issuance of 16,667 Series A warrants and 16,667 Series B warrants prior to the application of reset provisions. The Series A and Series B warrants were exercisable only upon receipt of stockholder approval to approve each of (i) certain terms in the Series A warrants and Series B warrants and the issuance of the shares of Common Stock issuable upon the exercise of such warrants, as may be required by the applicable rules and regulations of The Nasdaq Stock Market LLC and (ii) if necessary, a proposal to amend the Company’s Articles of Incorporation, as amended, to increase the authorized share capital of the Company to an amount sufficient to cover the shares of Common Stock issuable upon the exercise of the Series A warrants and Series B warrants. The Series A Warrants were exercisable commencing upon the date of public notice of the Stockholder Approval (the “Warrant Stockholder Approval Date”) until five years after the Warrant Stockholder Approval Date, and the Series B Warrants were exercisable commencing upon the Warrant Stockholder Approval Date until two and one-half years after the Warrant Stockholder Approval Date. Both the Series A and Series B warrants contain reset provisions that are activated upon the date Stockholder Approval is obtained. The Company’s Shareholders approved the issuance of the Series A and B warrants at a Special Meeting of Shareholders on May 6, 2025 which serves as the Warrant Stockholder Approval Date. The Series A and B warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat the Series A and B warrants as derivative liabilities until such time as the circumstances which allow for settlement outside the control of the Company are terminated or no longer applicable. Warrant derivative liabilities treatment of the Series A and B warrants to be valued at their estimated fair value at their issuance/activation date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

The pre-funded warrants were all exercised within days of their issuance. The aggregate fair value of the pre-funded warrants was estimated at $1,803 in total, or approximately $0.11 per warrant, reflecting the minimal time value associated with the warrants given their $0.001 exercise price and extremely short contractual term of approximately 11 days. This fair value at the time of exercise remained the same as their fair value as of the date of issuance. The following are the assumptions used in calculating the estimated fair value of the pre-funded warrants to purchase Common Stock which were effective and exercisable upon issuance on February 13, 2025:

Pre funded warrants issuance date – February 13, 2025 assumptions
Volatility – range	110.1%
Risk-free rate	4.27%
Dividend	—%
Remaining contractual term	0.03 years
Exercise price	$0.001
Common stock issuable under the warrants	16,358

As of December 31, 2025, in conjunction with the exercise of the pre-funded warrants, the Company transitioned the related warrant derivative liability totaling $1,803 to equity as of their exercise date. The warrant derivative liability related to the pre-funded warrants was $-0- as of December 31, 2025.

The Series A warrants were issued and activated on the Warrant Stockholder Approval Date of May 6, 2025. A total of 115,946 Series A warrants were issued, reflecting the application of reset provisions upon stockholder approval. The aggregate fair value of the Series A warrants was estimated at $1,340,214, or approximately $11.56 per warrant, at the time of their issuance and activation. Upon issuance, the $1,340,214 fair value was recorded as a warrant derivative liability with a corresponding charge to additional paid-in capital, as the Series A warrants were classified as derivative liabilities due to the net cash settlement provisions described above. The following are the assumptions used in calculating the estimated fair value of the Series A warrants to purchase Common Stock which were effective and exercisable upon the Warrant Stockholder Approval Date of May 6, 2025:

Series A warrants issuance/activation date – May 6, 2025 assumptions
Volatility – range	158.07%
Risk-free rate	3.87%
Dividend	—%
Remaining contractual term	5.0 years
Exercise price	$186.00
Common stock issuable under the warrants	115,946

On June 27, 2025, the circumstances under which the Series A warrant terms allow for settlement outside the control of the Company were terminated and no longer applicable. As of that date, 115,932 Series A warrants remained outstanding. The Company determined the fair value of the warrant derivative liability as of June 27, 2025 to be $530,101, or approximately $4.57 per warrant, and transitioned that value to equity as the Series A warrants were no longer treated as warrant derivative liabilities. The decline in fair value from $1,340,214 at issuance on May 6, 2025 to $530,101 at the transition date on June 27, 2025 reflects the decrease in the Company’s common stock price and changes in volatility assumptions over the intervening period, with the $810,113 change in fair value recognized as a gain in the consolidated statement of operations during the year ended December 31, 2025. See Note 11, Fair Value Measurement, for the Level 3 warrant derivative liability activity, including the issuance, fair value changes, and transition to equity of the Series A warrants during the year ended December 31, 2025. The following are the assumptions used in calculating the estimated fair value of the Series A warrants as of the transition date of June 27, 2025:

Series A warrants transition date – June 27, 2025 assumptions
Volatility – range	154.71%
Risk-free rate	3.79%
Dividend	—%
Remaining contractual term	4.86 years
Exercise price	$186.00
Common stock issuable under the warrants	115,932

The Series B warrants were issued and activated on the Warrant Stockholder Approval Date of May 6, 2025. Based on the application of reset provisions upon stockholder approval, a total of 556,452 Series B warrants were issued at a zero exercise price. The aggregate fair value of the Series B warrants was estimated at $5,406,408, or approximately $9.72 per warrant, at the time of their issuance and activation. Upon issuance, the $5,406,408 fair value was recorded as a warrant derivative liability with a corresponding charge to additional paid-in capital. The Series B Warrants contain a zero-exercise price option at the holder’s election. Under the zero-exercise price option, a holder of the Series B Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series B Warrant and (y) three (3.0). As a result of this feature, the Company did not receive nor did it expect to receive any cash proceeds from the exercise of the Series B Warrants because it is highly unlikely that a Series B Warrant holder would elect to pay an exercise price in cash to receive one share of common stock when they could elect the alternate cashless exercise option and pay no exercise price to receive more shares of common stock than they would receive if they did pay an exercise price. The following are the assumptions used in calculating the estimated fair value of the Series B warrants as of the Warrant Stockholder Approval Date of May 6, 2025:

Series B warrants issuance/activation date – May 6, 2025 assumptions
Volatility – range	195.04%
Risk-free rate	3.87%
Dividend	—%
Remaining contractual term	2.5 years
Exercise price	$0.00
Common stock issuable under the warrants	556,452

Of the 556,452 total Series B warrants issued on May 6, 2025, a total of 556,439 warrants were immediately exercised by their holders at a combined fair value of $5,406,320, or approximately $9.72 per warrant, and transitioned to equity during the year ended December 31, 2025. As of December 31, 2025, 13 Series B warrants remained outstanding and were remeasured at a fair value of $25 in the aggregate, or approximately $1.92 per warrant, based on the Company’s closing stock price on December 31, 2025 applied to the shares receivable under the cashless exercise multiplier of 3.0. See Note 11, Fair Value Measurement, for the Level 3 warrant derivative liability activity, including the issuance, fair value changes, and transition to equity of the Series B warrants during the year ended December 31, 2025.

2024 Purchase Warrants

On June 25, 2024, the Company issued Series A and prefunded warrants to purchase a total of 295 shares of Common Stock along with the sale of common stock. The Company also issued Series B Warrants that will be issuable and exercisable at any time or times on or after the date Stockholder Approval is obtained in addition to the Series A warrants that are not included in outstanding warrants until such time as Stockholder Approval is obtained. Both the Series A and Series B warrants have reset provisions that are activated upon the date Stockholder Approval is obtained. The warrant terms provide for net cash settlement outside the control of the Company under certain circumstances. As such, the Company is required to treat these warrants as derivative liabilities which are valued at their estimated fair value at their issuance date and at each reporting date with any subsequent changes reported in the consolidated statements of operations as the change in fair value of warrant derivative liabilities. Furthermore, the Company re-values the fair value of warrant derivative liability as of the date the warrant is exercised with the resulting warrant derivative liability transitioned to change in fair value of warrant derivative liabilities through the consolidated statement of operations.

During the year ended December 31, 2024, prefunded warrants to purchase 96 shares of common stock were fully exercised.

The Series B warrants issued in this transaction became issuable and exercisable on the date Stockholder Approval is obtained. Stockholder approval was obtained on December 17, 2024 which activated the Series B warrants. Both the Series A and Series B warrants also contain price and warrant reset provisions that were activated upon the date of Stockholder Approval. The reset provisions increased the number of common shares issuable under the Series A warrant from 199 to 997 shares and the exercise price per Series A warrant was reduced from $3,012.00 to $1,004.00 per share effective December 17, 2024. In addition, the Series B warrants became effective and exercisable upon Stockholder Approval on December 17, 2024 which resulted in 795 common shares issuable under the Series B warrants with an exercise price of zero per share effective December 17, 2024. The Company recognized the full Series B warrant derivative liability value of $2,865,727 as of the date of Stockholder Approval when it became effective and exercisable of which $454,150 was recorded in equity and $2,411,577 was charged as a loss in the statement of operations for the year ended December 31, 2024. The following are the assumptions used in calculating the estimated fair value of the detachable Series B warrants to purchase common stock which became effective and exercisable upon Stockholder Approval on December 17, 2024 and on December 31, 2024:

	Series B issuance date - December 17, 2024 assumptions	Series B - December 31, 2024 assumptions
Volatility – range	105.5%	105.7%
Risk-free rate	4.26%	4.38%
Dividend	—%	—%
Remaining contractual term	4.5 years	4.48 years
Exercise price	$3,000.00	$0.001
Common stock issuable under the warrants	795	633

During the year ended December 31, 2024, Series B warrants to purchase 162 shares of common stock were fully exercised. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $584,955 to equity as of their exercise date. The warrant derivative liability related to the Series B warrants was $1,989,806 as of December 31, 2024. The change in fair value of the Series B warrant derivative liability from their issuance date through December 31, 2024 totaled $290,965 which was included as a loss in the statement of operations for the year ended December 31, 2024. See Note 11, Fair Value Measurement, for the Level 3 warrant derivative liability activity, including the issuance, fair value changes, and transition to equity of the Series B warrants during the year ended December 31, 2024.

The Company has utilized the following assumptions in its Black-Scholes option valuation model to calculate the estimated fair value of the derivative liability relative to the prefunded warrants and Series A warrants as of their date of issuance and as of December 31, 2024:

	Issuance date assumptions	December 31, 2024 assumptions
Volatility – range	72.1 - 101.1%	105.7%
Risk-free rate	4.25 – 5.46%	4.38%
Dividend	—%	—%
Remaining contractual term	0.1 - 5.0 years	4.5 years
Exercise price	$15,060.00	$3,012.00
Common stock issuable under the warrants	295	997

The Company recognized the fair value of the Series A warrants of $1,998,074 as a warrant derivative liability as of the date of issuance. During the year ended December 31, 2024, there were no Series A warrants exercised. The fair value of the warrant derivative liability related to the Series A warrants was $2,408,598 as of December 31, 2024. The change in fair value of the Series A warrant derivative liability from their issuance date through December 31, 2024 totaled $410,524 which was included as a loss in the statement of operations for the year ended December 31, 2024. See Note 11, Fair Value Measurement, for the Level 3 warrant derivative liability activity, including the issuance and fair value changes of the Series A warrants during the year ended December 31, 2024.

2023 Purchase Warrants

On April 5, 2023, the Company issued warrants to purchase 184 shares of Common Stock, which are classified as derivative liabilities due to net cash settlement provisions outside the control of the Company and are marked to market at each reporting date. As of December 31, 2025, all 184 warrants remain outstanding with exercise prices ranging from $33,000.00 to $45,000.00 per share and a remaining contractual term of approximately 2.5 years, and are valued at an aggregate fair value of $169, reflecting the significant decline in the Company’s stock price relative to the exercise prices of these warrants. See Note 11, Fair Value Measurement, for the Level 3 warrant derivative liability activity related to these warrants during the year ended December 31, 2025.

NOTE 18 - STOCKHOLDERS’ EQUITY

2025 Senior Secured Convertible Notes

In September and December 2025, the Company issued Senior Secured Convertible Notes with detachable warrants in two closings. For a full description of the terms, proceeds allocation, and warrant valuation, see Note 10, Debt Obligations, and Note 17, Common Stock Purchase Warrants.

Committed Equity Financing (ELOC)

On September 15, 2025 (the “Closing Date”), the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with an institutional investor (the “ELOC Investor”), providing a committed equity financing facility of up to $25 million (the “Total Commitment”) over a 36-month term. Under the agreement, and subject to certain conditions and limitations, the Company may, at its sole discretion, direct the ELOC Investor to purchase shares of its common stock (“Purchase Shares”) from time to time during the term of the facility. There have been no draws under the ELOC facility as of December 31, 2025.

In connection with the ELOC Purchase Agreement, the Company agreed to pay a total commitment fee of 3% of the $25 million facility or a total of $750,000. In that regard, the Company issued a total of 114,010 common shares valued at $227,792 during 2025. The remaining commitment fee of $522,208 will be paid through the issuance of additional common shares or through deductions from future cash proceeds from ELOC draws under the facility.

February 2025 Public Equity Offering

On February 13, 2025, the Company completed an underwritten public offering pursuant to an underwriting agreement with Aegis Capital Corp. The offering consisted of 1,309 units at a public offering price of $900.00 per unit and 16,358 pre-funded units at a public offering price of $894.00 per pre-funded unit. Each unit consisted of one share of Common Stock, one Series A warrant, and one Series B warrant. Each pre-funded unit consisted of one pre-funded warrant, one Series A warrant, and one Series B warrant.

The offering closed on February 14, 2025, with aggregate net proceeds of $13,480,000. The underwriter subsequently exercised its overallotment option, resulting in total aggregate net proceeds of $14,308,300 after deducting underwriter fees and other offering expenses. For a description of the Series A and Series B warrant terms and valuation, see Note 17, Common Stock Purchase Warrants.

2024 Issuance of Restricted Common Stock

In January 2024, the board of directors approved the grant of 9 shares of common stock to officers of the Company. Such shares will generally vest over a period of one to five years on their respective anniversary dates in January through January 2028, provided that each grantee remains an officer or employee on such dates. Additionally, the board of directors approved the grant of 5 restricted common shares to certain new employees of the Company. Such shares will generally vest over a period of one to two years on their respective anniversary dates in January through January 2026, provided that each grantee remains an employee of the company on such dates.

2024 Private Placement Transaction

On June 25, 2024, the Company entered into a private placement transaction (the “Private Placement”), pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) for aggregate gross proceeds of approximately $2.9 million, before deducting fees to the placement agent and other expenses payable by the Company in connection with the Private Placement.

As part of the Private Placement, the Company issued an aggregate of 199 units and pre-funded units (collectively, the “June Units”) at a purchase price of $15,060.00 per unit (less $0.0001 per pre-funded unit). Each June Unit consists of (i) one share of common stock, par value $0.001 per share, of the Company (the “Common Stock”) (or one pre-funded warrant to purchase one share of Common Stock (the “Pre-Funded Warrants”)), (ii) one Series A warrant to purchase one share of Common Stock (the “Series A Warrant”) and (iii) one Series B warrant to purchase such number of shares of Common Stock as will be determined on the Reset Date and in accordance with the terms therein (the “Series B Warrant”, and together with the Series A Warrant, the “Warrants”).

Securities Purchase Agreement and Senior Secured Promissory Notes

On November 6, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with certain institutional investors, pursuant to which the Company agreed to issue and sell to such investors, in a private placement transaction, (i) senior secured promissory notes in aggregate principal amount of $3,600,000, and (ii) 135 shares (the “Commitment Shares”) of the Company’s common stock, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and other offering expenses payable by the Company. This private placement closed on November 7, 2024.

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

Deemed Capital Contribution — Modification of Related Party Notes Payable

During the year ended December 31, 2025, the Company recorded an aggregate deemed capital contribution of $2,983,298 to additional paid-in capital in connection with three modifications of related party promissory notes. The March 2025 modification of the TicketSmarter related party promissory note eliminated accrued interest of $582,203 and resulted in a deemed capital contribution of $1,249,372, and the June 2025 modification of the TicketSmarter related party promissory note reduced the outstanding principal balance and eliminated accrued interest of $43,515, resulting in an additional deemed capital contribution of $622,622. In addition, on June 4, 2025, the Company modified the Goodman Trust related party promissory note, which extended the repayment terms and subordinated all payments to the line of credit, deferring payments to 2037. As a result of the modification, the correct fair value of the debt at the modification date was determined to be $372,548, resulting in a discount of $1,627,452 and an additional deemed capital contribution of $1,111,304. Because the holders of these notes are related parties, the forgiveness of accrued interest, principal reductions, and discount adjustments arising from the modifications were treated as capital contributions rather than recognized as income. These transactions are reflected as increases to additional paid-in capital in the consolidated statements of stockholders’ equity for the year ended December 31, 2025. See Note 19, Related Party Transactions, for additional details regarding the terms of each modification.

Cancellation of Restricted Stock

During the years ended December 31, 2025 and 2024, the Company cancelled -0- and 9 shares due to termination of employees, respectively.

Exercise of Warrants

During the years ended December 31, 2025 and 2024, Series B warrants to purchase 632 shares of Common Stock that were issued in conjunction with the June 2024 public equity offering of Common Stock, were fully exercised for total proceeds of $3,793. In conjunction with the exercise of the Series B warrants, the Company transitioned the related warrant derivative liability totaling $1,989,806 to equity as of their exercise date.

Reverse Stock Split

On May 6, 2025, the Company, acting pursuant to authority received at an annual meeting of its stockholders on December 17, 2024, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “Charter Amendment”) to its articles of incorporation, as amended (the “Articles of Incorporation”), which effected a one-for-twenty reverse stock split (the “Reverse Stock Split”) of all of the Company’s outstanding shares of common stock, par value $0.001 per share (the “Common Stock”). Pursuant to the Charter Amendment, the Reverse Stock Split became effective on May 6, 2025. As a result of the Reverse Stock Split, every twenty (20) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis at the start of trading on May 7, 2025. The Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the Reverse Stock Split. All historical share and per-share amounts reflected throughout the Company’s consolidated financial statements and other financial information in this Report have been adjusted to reflect the Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Company’s Common Stock was not affected by the Reverse Stock Split.

On May 22, 2025, the Company, acting pursuant to authority received at a special meeting of its stockholders on May 6, 2025, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “May 22, 2025 Charter Amendment”) to its articles of incorporation, as amended, to effect a one (1)-for-one hundred (100) share reverse split (the “May 22, 2025 Reverse Stock Split”) of all of the Company’s outstanding shares of Common Stock, par value $0.001 per share. Pursuant to the May 22, 2025 Charter Amendment, the Reverse Stock Split became effective on May 22, 2025. As a result of the May 22, 2025 Reverse Stock Split, every one hundred (100) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock will begin trading on a split-adjusted basis on Nasdaq effective with the open of the market on Friday, May 23, 2025. The May 22, 2025 Reverse Stock Split did not affect the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which remain as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the May 22, 2025 Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The May 22, 2025 Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the May 22, 2025 Reverse Stock Split. All historical share and per-share amounts reflected throughout the Company’s consolidated financial statements and other financial information in this Report have been adjusted to reflect the May 22, 2025 Reverse Stock Split as if the split occurred as of the earliest period presented. The par value per share of the Company’s Common Stock was not affected by the May 22, 2025 Reverse Stock Split.

On January 8, 2026, the Company, acting pursuant to a resolution of its Board of Directors, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “January 8, 2026 Charter Amendment”) to its articles of incorporation, as amended, to effect a one (1)-for-three (3) share reverse split (the “January 8, 2026 Reverse Stock Split”) of all of the Company’s outstanding shares of Common Stock, par value $0.001 per share. Pursuant to the January 8, 2026 Charter Amendment, the Reverse Stock Split became effective on January 8, 2026. As a result of the January 8, 2026 Reverse Stock Split, every three (3) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock will begin trading on a split-adjusted basis on Nasdaq effective with the open of the market on January 9, 2026. The January 8, 2026 Reverse Stock Split had a proportionate affect on the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, which resulted in a reduction of authorized common shares from 200,000,000 to 66,666,667 as set forth pursuant to the Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the January 8, 2026 Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The January 8, 2026 Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the January 8, 2026 Reverse Stock Split. All historical share and per-share amounts reflected throughout the Company’s consolidated financial statements and other financial information in this Report have been adjusted to reflect the January 8, 2026 Reverse Stock Split as if the split occurred as of the earliest period presented.

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

Noncontrolling Interests

For information regarding the noncontrolling interest in Nobility Healthcare, LLC, see Note 1 and Note 23, Discontinued Operations.

NOTE 19. RELATED PARTY TRANSACTIONS

Transactions with Related Party of TicketSmarter

Note payable – related party is comprised of the following:

	December 31, 2025	December 31, 2024
Note payable – related party	$2,000,000	$2,840,000
Unamortized discount	(1,599,890)	—
Debt obligations	400,110	2,840,000
Less: current maturities of note payable-related party	—	2,840,000

Note payable -related party, long-term	$400,110	$—

Accrued interest – related party was $0 and $492,176 at December 31, 2025 and 2024, respectively.

Debt obligations mature on an annual basis as follows as of December 31, 2025:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	—	—	—
2030 and thereafter	2,000,000	(1,599,890)	400,110
Total	$2,000,000	$(1,599,890)	$400,110

Original Loan and Amendments

On September 22, 2023 and October 2, 2023, a trust (the “Goodman Trust”), the beneficiaries of which are an officer of TicketSmarter, Inc. (“TicketSmarter”) and his spouse, advanced a total of $2,700,000 to TicketSmarter to resolve outstanding payables at discounted rates. The officer serves as CEO of TicketSmarter and continues in that capacity as of December 31, 2025. The officer has no role at the parent company and is not an officer or director of Kustom Entertainment, Inc. The note originally bore interest at 13.25% per annum with weekly principal payments of $54,000 beginning January 2, 2024. The proceeds were used to settle outstanding vendor payables at negotiated discounts; the discounts received were recognized as a gain on extinguishment of liabilities in the consolidated statement of operations for the year ended December 31, 2023.

The note was amended four times between August 2024 and June 2025:

Amendment 1 (August 19, 2024). The repayment start date was extended to January 2, 2025. All other terms, including the 13.25% interest rate and $54,000 weekly payment, remained unchanged. The Company determined the change in present value of cash flows was less than 10% and accordingly accounted for the amendment as a modification with no gain or loss recognized. The effective interest rate was adjusted prospectively. Payments of $22,000 were made during the year ended December 31, 2024.

Amendment 2 (March 20, 2025). The interest rate was reduced from 13.25% to 8% per annum, weekly payments were reduced from $54,000 to $11,000, the repayment term was extended to 247 weeks, and all accrued interest of $582,203 was eliminated. The change in present value of cash flows exceeded 10% and accordingly the amendment was accounted for as an extinguishment and reissuance of a new note. The new note was recorded at its estimated fair value of $2,032,831, determined as the present value of future cash flows discounted at 13.5%, resulting in a debt discount of $667,169. Because the holder is a related party, the difference between the carrying amount of the old note and the fair value of the new note, together with the forgiven accrued interest, was recognized as a deemed capital contribution of $1,249,372 to additional paid-in capital rather than as a gain in earnings.

Amendment 3 (April 18, 2025) and Amendment 4 (June 4,2025). On April 18, 2025, the outstanding principal was reduced from $2,678,000 to $2,000,000, weekly payments were reduced from $11,000 to $9,600, all accrued interest was eliminated, and the interest rate remained at 8%. On June 4, 2025, a subordination clause was added providing that the note will only be repaid once the Company’s intercompany line of credit with TicketSmarter has been fully satisfied, effectively deferring all payments until satisfaction of that obligation (see “Subordination” below). Both amendments were accounted for as extinguishments and recorded as a combined entry on June 4, 2025, resulting in a deemed capital contribution of $622,622 to additional paid-in capital.

Subordination and Fair Value

Amendment 4 subordinated all payments on the Goodman Trust note to the Company’s $3,000,000 line of credit with TicketSmarter, which was established in connection with the September 2021 acquisition and is secured by a first lien on all TicketSmarter assets. As of December 31, 2025, $2,743,179 was outstanding on the line of credit. Based on management’s cash flow projections for TicketSmarter, the line of credit is not expected to be fully satisfied until approximately 2036. Accordingly, the first payment on the Goodman Trust note is not expected until January 2037.

The fair value of the note as of the modification date was determined to be $372,548, calculated as the present value of $9,600 per week for 209 weeks beginning January 2037, discounted at 13.25% per annum, which represents the Company’s estimated incremental borrowing rate for a subordinated obligation of similar credit quality and term. The resulting debt discount of $1,627,452 is being amortized to non-cash interest expense using the effective interest method over the remaining term of the note through 2041. An additional deemed capital contribution of $1,111,304 was recognized to additional paid-in capital to reflect the increase in discount resulting from the deferral of all payments to 2037.

Non-Cash Interest Expense

For the year ended December 31, 2025, the Company recognized total non-cash interest expense of $35,332 related to amortization of the debt discount on the Goodman Trust note, consisting of $7,770 for the period prior to the March 2025 amendment and $27,562 for the period following the June 2025 amendment. The unamortized discount balance was $1,599,890 as of December 31, 2025.

Deemed Capital Contributions

During the year ended December 31, 2025, the Company recognized total deemed capital contributions of $2,983,298 to additional paid-in capital arising from the modifications of the Goodman Trust note. The second amendment on March 20, 2025 resulted in a deemed capital contribution of $1,249,372, representing the forgiveness of $582,203 in accrued interest and the economic benefit of the reduced interest rate. The combined third and fourth amendments, recorded on June 4, 2025, resulted in a deemed capital contribution of $622,622, representing the excess of the carrying value of the extinguished note over the fair value of the restructured note after giving effect to the $678,000 principal reduction and $43,515 in accrued interest forgiveness. An additional deemed capital contribution of $1,111,304 was recognized at December 31, 2025 to reflect the increase in debt discount resulting from the subordination of all payments to 2037. Because the holder of the note is a related party, all amounts were recognized as equity contributions rather than gains in earnings, consistent with the accounting treatment for related party transactions.

Balance Sheet Classification

Because all payments under the note are subordinated to the intercompany line of credit and deferred to 2037, no amounts are classified as current as of December 31, 2025. The note is presented entirely within long-term liabilities at its net carrying value of $400,110. No accrued interest was outstanding as of December 31, 2025, as all previously accrued interest was eliminated pursuant to the amendments described above.

Company Related Party Note

On August 22, 2024, the Company’s Chief Executive Officer, made a loan in the amount of $100,000 to the Company to support its operations. In addition, on October 24, 2024, the Company’s Chief Executive Officer, made an additional loan in the amount of $40,000 to the Company to support its operations. These transactions were recorded as related party notes payable (the “Company Related Party Notes”). The Company Related Party Notes bear interest at prime rate (8.00% as of December 31, 2025 and 2024) per annum with repayment due on demand. The Company paid off the Company Related Party Notes in full during the year ended December 31, 2025.

NOTE 20. NET LOSS PER SHARE

The calculation of the weighted average number of shares outstanding and loss per share outstanding for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31,
	2025	2024
Numerator for basic and diluted loss per share – Net loss attributable to common stockholders – continuing operations	$(5,955,930)	$(17,898,105)

Numerator for basic and diluted loss per share – Net loss attributable to common stockholders – discontinued operations (net of noncontrolling interests)	$(715,578)	$(1,946,042)

Denominator for basic loss per share – weighted average shares outstanding	387,144	593
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted loss per share – adjusted weighted average shares outstanding	387,144	593

Net loss per share:
Basic:	$(17.23)	$(33,488.74)
Continuing operations	(15.38)	(30,204.62)
Discontinued operations	(1.85)	(3,284.12)

Diluted:	$(17.23)	$(33,488.74)
Continuing operations	(15.38)	(30,204.62)
Discontinued operations	(1.85)	(3,284.12)

Basic loss per share is based upon the weighted average number of shares of common stock outstanding during the period. For the years ended December 31, 2025 and 2024, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive, and, therefore, not included in the computation of diluted loss per share.

The following common stock equivalent shares were excluded from the computation of diluted loss per share for the years ended December 31, 2025 and 2024 as their effect would have been antidilutive:

	Year ended December 31,
	2025 (1)	2024
Stock options	9	9
Common stock purchase warrants	325,039	1,813

Total common stock equivalent shares excluded	325,048	1,822

(1)	The 2025 Senior Secured Convertible Notes with an outstanding principal balance of $1,070,000 as of December 31, 2025 are excluded from the diluted loss per share calculation. The notes are convertible at a 10% discount to the five-day volume-weighted average price preceding conversion; as the conversion price is variable, the number of shares issuable upon conversion is indeterminate and has been excluded from the table above. Subsequent to December 31, 2025, the holder of the Senior Secured Convertible Note exercised its right to convert $1,070,000 of the outstanding balance of the Senior Secured Convertible Notes into 558,041 shares of the Company’s common stock. There are no remaining balances under the Senior Secured Convertible Notes after consideration of such conversions.

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

The Company accounts for business combinations using the acquisition method and the Company has early adopted the amendments of Regulation S-X dated May 21, 2020 and has concluded that this acquisition was not significant. Accordingly, the presentation of the assets acquired, historical financial statements under Rule 3-05 and related pro forma information under Article 11 of Regulation S-X, respectively, are not required to be presented. Under the acquisition method, the purchase price of the Country Stampede Acquisition has been allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the Country Stampede Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our consolidated financial statements. The Country Stampede Acquisition was structured as an asset purchase; however the parties agreed to coordinate the election to invoke IRS Section 338(h)(10) in relation to this transaction for tax purposes. Therefore, the excess purchase price over the fair value of net tangible assets acquired was recorded as goodwill, which will be amortized over 15 years for income tax filing purposes. Likewise, the other acquired assets were stepped up to fair value and is deductible for income tax purposes. The results of operations of acquired businesses are included in the consolidated statement of operations from the acquisition date.

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

NOTE 22. OPERATING SEGMENTS

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s consolidated financial statements. Segment financial information is prepared in accordance with GAAP and its significant accounting policies described in Note 1. Resources are allocated and performance is assessed using segment operating income by its Chief Executive Officer, whom the Company have determined to be its Chief Operating Decision Maker (“CODM”). The Company’s CODM utilizes segment operating income when making decisions about allocating capital and personnel to the segments, predominantly in the annual budget and quarterly forecasting processes. In addition, the Company’s CODM uses operating income, including comparison of actual results to budget and forecast, in assessing the performance of each segment and in evaluating product pricing, distribution strategies and marketing investments. The Company’s CODM reviews balance sheet information at a consolidated level. The Company computes segment operating income based on net sales revenue, less cost of goods sold, SG&A, asset impairment charges and restructuring charges. The SG&A used to compute each segment’s operating income is directly associated with the segment. The Company does not allocate non-operating income and expense, including interest or income taxes, to operating segments.

As a result of the sale of its Revenue Cycle Management segment, the Company now operates in two reportable business segments. The Video Solutions Segment encompasses its law, commercial, and shield divisions. This segment includes both service and product revenues through its subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Entertainment segment includes the Company’s ticketing and live-event operations and generates both service and product revenues through its TicketSmarter platform and related entertainment brands, acting as an intermediary between ticket buyers and sellers and also purchasing ticket inventory from primary sources for resale through various channels.

The Company’s corporate administration activities are reported in the corporate line item. These activities primarily include expense related to certain corporate officers and support staff, certain accounting staff, expense related to the Company’s Board of Directors, stock option expense for options granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Identifiable assets are those assets used by each segment in its operations. Corporate identifiable assets primarily consist of cash, goodwill, property, plant and equipment, accounts receivable, inventories, and other assets not directly attributable to the Video Solutions or Entertainment operating segments.

Geographic Information - The Company generates revenue solely from domestic customers within the United States. All of the Company’s long-lived assets are located within the United States. Accordingly, no geographic segment information is presented.

Summarized financial information for the Company’s reportable business segments is provided for the years ended December 31, 2025, and 2024:

	Year ended December 31, 2025
	Video Solutions	Entertainment	Corporate and other	Total
Net revenues:
Product	$1,184,079	$3,153,197	$—	$4,337,276
Service	3,916,678	5,500,201	—	9,416,879
Total segment net revenues	5,100,757	8,653,398	—	13,754,155
Less significant segment expense
Cost of Revenue - Product	1,523,613	4,810,009	—	6,333,622
Cost of Revenue – Service and other	1,259,293	4,812,185	—	6,071,478
Research and development expense	551,447	—	—	551,447
Selling, advertising and promotional expense	426,048	295,642	—	721,690
Goodwill and intangible asset impairment charge	—	2,533,667	—	2,533,667
General and administrative expense	887,454	3,267,526	4,269,692	8,424,672

Total segment operating income (loss)	$452,902	$(7,065,631)	$(4,269,692)	$(10,882,421)
Non-operating (expenses) income:
Interest income				116,545
Interest expense				(1,102,352)
Change in fair value of derivative liabilities				3,331,616
Gain on the extinguishment of liabilities				2,234,658
Other non-operating income (loss)				346,024
Total non-operating income (loss)				4,926,491

Income before income tax benefit (provision)				$(5,955,930)

Depreciation and amortization expense	$165,787	$1,378,980	$—	$1,544,767

Total identifiable assets, net of eliminations	$10,359,085	$2,645,370	$6,324,072	$19,328,527

	Year ended December 31, 2024
	Video Solutions	Entertainment	Corporate and other	Total
Net revenues:
Product	$1,997,389	$3,406,928	$—	$5,404,317
Service	3,758,002	4,356,833	—	8,114,835
Total segment net revenues	5,755,391	7,763,761	—	$13,519,152
Less significant segment expenses:
Cost of Revenue - Product	1,780,284	4,118,846	—	5,899,130
Cost of Revenue – Service and other	1,252,213	3,243,791	—	4,496,004
Research and development expense	1,339,673	—	—	1,339,673
Selling, advertising and promotional expense	1,124,012	996,953	—	2,120,965
Goodwill and intangible asset impairment charge	—	508,000	—	508,000
General and administrative expense	1,459,064	3,701,024	5,378,218	10,538,306
Total segment operating income (loss)	$(1,199,855)	$(4,804,853)	$(5,378,218)	$(11,382,926)

Non-operating (expenses) income:
Interest income				69,509
Interest expense				(3,816,317)
Loss on litigation				(1,959,396)
Change in fair value of derivative liabilities				(1,240,407)
Other non-operating income (loss)				26,733
Gain on the extinguishment of debt				917,935
Loss on extinguishment of debt				(753,339)
Loss on disposal of intangibles				(119,979)
Gain on sale of property, plant and equipment				360,082
Total non-operating income (loss)				(6,515,179)

Loss before income tax benefit (provision)				$(17,898,105)

Depreciation and amortization expense	$598,895	$1,316,541	$—	$1,915,436

Total identifiable assets, net of eliminations	$12,804,820	$5,741,117	$9,190,636	$27,736,573

Total identifiable assets for 2025 and 2024 include amounts related to the discontinued segment included in the “Corporate and Other” category. The segments recorded noncash items affecting the gross profit and operating income (loss) through the established inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the video solutions segment of $1,849,124 and $2,037,252 and a reserve for the entertainment segment of $69,817 and $132,403 as of December 31, 2025 and 2024.

The segment net revenues reported above represent sales to external customers. Segment gross profit represents net revenues less cost of revenues. Segment operating income, which is used in management’s evaluation of segment performance, represents net revenues, less cost of revenues, less all operating expenses.

Note 23. DISCONTINUED OPERATIONS

On January 8, 2026, Digital Ally Healthcare, Inc. (the “Seller”), a Nevada corporation and a wholly-owned subsidiary of Kustom Entertainment, Inc. (the “Company”) entered into and closed a Unit Purchase Agreement (the “Agreement”) with Nobility LLC, an Arizona limited liability company (the “Buyer”), and Nobility Healthcare, LLC, a Kansas limited liability company (“Nobility Healthcare” and collectively with the Seller and the Buyer the “Parties”).

Pursuant to the Agreement, the Buyer purchased all of the Seller’s units of ownership interest (“Units”) in Nobility Healthcare, for Closing Funds (as defined in the Agreement) and a promissory note (the “Note”), totaling $1,450,000, due upon closing (the “Transaction”). The Note issued by the Buyer at closing is in the principal amount of $1,140,499 to the Seller. Nobility Healthcare has historically issued a total of one hundred thousand (100,000) Units with Seller owning fifty-one thousand (51,000) of such Units. The Buyer is an affiliate of the owner of the remaining forty-nine thousand (49,000) Units. The Closing Funds are equal to the sum of (i) $100,000 in immediately available funds to be paid to the Seller at closing and (ii) certain credits totaling $209,501, which closing credits consist of (a) $200,000, the total of two advances made by the Buyer to the Seller on December 18, 2024 and January 15, 2025 and (b) $9,501 due to the Buyer from Nobility Healthcare for net working capital advances paid to the Buyer upon signing. The effective date of the Agreement was January 1, 2026. The Parties made customary representations, warranties and covenants in the Agreement. There is no material relationship between the Company or its affiliates and any of the other Parties to the Agreement, other than in connection with Nobility Healthcare.

The following table summarizes the assets and liabilities of Nobility Healthcare, LLC classified as discontinued operations as of December 31, 2025 and 2024:

	2025	2024
Assets:
Cash and cash equivalents	$359,304	$235,003
Accounts receivable, net	497,713	549,510
Prepaid expenses	54,736	81,112
Current assets of revenue-cycle management business held-for-sale	911,753	865,625

Property, plant, and equipment, net	39,831	27,296
Goodwill and other intangible assets, net	—	1,831,329
Operating lease right of use assets, net	373,921	441,569
Non-current assets of revenue-cycle management business held-for-sale	413,752	2,300,194

Total assets held-for-sale	$1,325,505	$3,165,819

Liabilities:
Accounts payable	$52,102	$316,482
Accrued expenses	11,727	16,919
Operating lease obligation – short term	74,200	67,648
Current liabilities of revenue-cycle management business held-for-sale	138,029	401,049

Operating lease obligation – long term	299,723	373,921
Long-term liabilities of revenue-cycle management business held-for-sale	299,723	373,921

Total liabilities held-for-sale	$437,752	$774,970

The following table presents the results of Nobility Healthcare included in “Income (loss) from discontinued operations, net of tax” for the years ended December 31, 2025 and 2024. The carrying value of the Nobility Healthcare disposal group was measured at the lower of carrying amount or fair value less costs to sell, based on the $1,450,000 aggregate consideration established in the Unit Purchase Agreement dated January 8, 2026, resulting in a non-cash impairment loss on disposal of $1,527,634 recognized within the 2025 results below.

	2025	2024
Revenues	$5,427,796	$6,131,650
Cost of revenue	3,423,711	3,766,336
Gross profit	2,004,085	2,365,314

Operating expenses	1,670,170	6,183,929
Income (loss) from operations before impairment	333,915	(3,818,615)
Impairment loss on disposal	(1,527,634)	—
Income (loss) from operations	(1,193,719)	(3,818,615)
Other income (expense)	(209,375)	995
Income tax expense (benefit)	—	—
Net income (loss) from discontinued operations	$(1,403,094)	$(3,817,620)

The Company recognized an impairment loss of $1,527,634 during the year ended December 31, 2025 to write down the carrying amount of Nobility Healthcare to its estimated fair value less costs to sell. The Company subsequently completed the sale of its interest in Nobility Healthcare on January 8, 2026. For additional details regarding the terms of the closing and the resulting loss to be recognized in 2026, refer to Note 25, Subsequent Events.

The following table summarizes the cash flow of Nobility Healthcare, LLC classified as discontinued operations as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Cash Flows from Operating Activities:
Net Loss	$(1,403,094)	$(3,817,620)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	98,533	106,878
Goodwill and intangible asset impairment charge and amortization	1,737,009	4,322,000
Provision for doubtful accounts receivable	(26,422)	1,981
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	78,219	250,163
Prepaid expenses	26,376	(20,960)
Operating lease right of use assets	67,648	131,130
Increase (decrease) in:
Accounts payable	(364,380)	(499,269)
Accrued expenses	(5,192)	(29,663)
Income taxes payable	—	(61)
Deferred revenue		(10,700)
Operating lease obligations	(67,648)	(131,130)

Net cash provided by operating activities – discontinued operation	141,049	302,749

Cash Flows from Investing Activities:
Purchases of leasehold improvements	(16,748)	—
Proceeds from improvement allowance	—	8,750

Net cash provided (used) in investing activities – discontinued operation	(16,748)	8,750

Cash Flows from Financing Activities:

Payments of contingent consideration promissory notes	—	(188,470)

Net cash used in financing activities – discontinued operation	—	(188,470)

Net increase in cash, cash equivalents and restricted cash	124,301	123,029

Cash and cash equivalents, beginning of year	235,003	111,974

Cash and cash equivalents, end of year	$359,304	$235,003

Transactions with Managing Member of Nobility Healthcare

The Company accrued reimbursable expenses payable to Nobility, LLC totaling $0 and $245,716 as of December 31, 2025 and 2024, respectively. Total management fees accrued and payable in accordance with the operating agreement totaled $19,496 and $38,625 as of December 31, 2025 and 2024, respectively. The Company recorded management fee expense of $0 and $67,905 for the years ended December 31, 2025 and 2024, respectively.

Nobility Healthcare was classified as a discontinued operation as of December 31, 2025. Accordingly, amounts reflected for 2025 represent the full year of Nobility Healthcare’s operations, presented as discontinued operations following its classification as of December 31, 2025 and subsequent sale in January 2026.

Note 24. DEFERRED REVENUE

The Company recognizes deferred revenue when consideration is received or receivable in advance of the satisfaction of the related performance obligations. Deferred revenue is presented as a current liability to the extent the associated performance obligations are expected to be satisfied within twelve months of the balance sheet date, and as a non-current liability for the portion expected to be satisfied thereafter. Deferred revenue balances arise from the following sources across the Company’s operating segments:

Video Solutions Segment - Deferred revenue within the Video Solutions segment consists principally of extended warranty contracts, prepaid cloud-based evidence management and storage subscriptions marketed under the EVO Web and FleetVu platforms, and prepaid installation services. Extended warranty and cloud subscription arrangements generally have contractual terms ranging from three to five years. Revenue associated with these arrangements is recognized on a straight-line basis over the respective contract term as the performance obligations are satisfied.

Entertainment Segment- Deferred revenue within the Entertainment segment consists of advance ticket sales associated with the annual Country Stampede music festival. Amounts received from consumers for Country Stampede tickets in advance of the festival date are deferred until the performance obligation is satisfied upon completion of the festival, which generally occurs in the second quarter of the fiscal year.

During the year ended December 31, 2025, the Company recognized $5,098,437 of revenue that was included in the deferred revenue balance as of December 31, 2024. Deferred revenue activity for the years ended December 31, 2025 and 2024 was as follows:

	December 31, 2025
	December 31, 2024	Additions/Reclass	Recognized Revenue	December 31, 2025
Deferred revenue, current	$4,215,401	$1,598,019	$2,034,453	$3,778,967
Deferred revenue, non-current	6,317,472	1,485,868	3,063,984	4,739,356

	$10,532,873	$3,083,887	$5,098,437	$8,518,323

	December 31, 2024
	December 31, 2023	Additions/Reclass	Recognized Revenue	December 31, 2024
Deferred revenue, current	$2,937,168	$2,799,956	$1,521,723	$4,215,401
Deferred revenue, non-current	7,340,459	1,814,351	2,837,338	6,317,472

	$10,277,627	$4,614,307	$4,359,061	$10,532,873

The following table presents the deferred revenue balance as of December 31, 2025, disaggregated by type and operating segment:

	Video Solutions	Entertainment	Total
Extended warranty contracts	$2,461,161	$—	$2,461,161
Cloud subscription and evidence management services	5,510,365	—	5,510,365
Prepaid installation services	7,170	—	7,170
Advance ticket sales - Country Stampede	—	539,627	539,627
Total deferred revenue	$7,978,696	$539,627	$8,518,323

As of December 31, 2025, the Company expects to recognize the remaining deferred revenue balance as follows:

December 31, 2025
2026	$3,778,967
2027	2,426,738
2028	1,359,610
2029	665,705
2030 and thereafter	287,303

Total	$8,518,323

Note 25. SUBSEQUENT EVENTS

Committed Equity Financing (ELOC)

Subsequent to December 31, 2025, the Company has exercised its right to direct the ELOC Investor to purchase a total of 1,385,000 shares of its common stock. Such ELOC exercises generated gross proceeds of $2,306,532 (net proceeds of $1,726,661) to the Company. As of the date of this filing, the $750,000 commitment fee has been fully satisfied. There remains approximately $22,693,468 available under the ELOC Purchase Agreement for future exercises.

2025 Senior Secured Convertible Notes

Subsequent to December 31, 2025, the institutional investor exercised its right to convert $1,070,000 of the outstanding balance of the Senior Secured Convertible Notes into 558,041 shares of the Company’s common stock. There are no remaining balances under the Senior Secured Convertible Notes after consideration of such conversions.

Corporate Name Change

Effective as of January 8, 2026, the Company changed its legal name from Digital Ally, Inc. to Kustom Entertainment, Inc. pursuant to a Certificate of Amendment to its Articles of Incorporation filed with the Secretary of State of the State of Nevada on January 8, 2026. The name change became effective on January 8, 2026, and the Company began trading on the Nasdaq Capital Market under its new corporate name at the start of trading on January 8, 2026, concurrently with the change of its Nasdaq trading symbol from “DGLY” to “KUST.” The name change and trading symbol change did not affect the Company’s assets, liabilities, operations, or capital structure, and stockholders were not required to take any action in connection with the name change.

Reverse Stock Split

On January 8, 2026, the Company implemented a one (1)-for-three (3) reverse stock split (the “January 8, 2026 Reverse Stock Split”) of all of the Company’s outstanding shares of Common Stock. Effective at the close of business on January 8, 2026, every three (3) shares of Common Stock were exchanged for one (1) share of Common Stock. The Common Stock began trading on a split-adjusted basis on the Nasdaq Capital Market on January 9, 2026. The January 8, 2026 Reverse Stock Split proportionately reduced the total number of shares of capital stock, including the Common Stock, that the Company is authorized to issue, whereby the total number of Common Stock the Company is authorized to issue was reduced to 66,666,667 shares as set forth in the Company’s Articles of Incorporation. No fractional shares of Common Stock were issued in connection with the January 8, 2026 Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share of Common Stock were automatically entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share, at a participant level. The January 8, 2026 Reverse Stock Split also had a proportionate effect on all outstanding options, warrants, and other securities convertible into or exercisable for shares of Common Stock as of the effective date of the January 8, 2026 Reverse Stock Split. All historical share and per-share amounts reflected throughout the Company’s consolidated financial statements and other financial information have been adjusted to reflect the January 8, 2026 Reverse Stock Split as if it had occurred as of the earliest period presented.

Sale of Nobility Healthcare

On January 8, 2026, Digital Ally Healthcare, Inc. (the “Seller”), a wholly owned subsidiary of Kustom Entertainment, Inc. (the “Company”), entered into and closed a Unit Purchase Agreement (the “Agreement”) with Nobility LLC, an Arizona limited liability company (the “Buyer”), and Nobility Healthcare, LLC, a Kansas limited liability company (“Nobility Healthcare”). Pursuant to the Agreement, the Buyer purchased all of the Seller’s ownership interests in Nobility Healthcare, consisting of 51,000 of the 100,000 outstanding units, for total consideration of $1,450,000.

The aggregate purchase consideration consisted of $100,000 in cash paid at closing, $209,501 in credits related to prior advances and net working capital, and a promissory note in the principal amount of $1,140,499 issued by the Buyer to the Seller. The promissory note bears interest at 6%, with quarterly payments commencing on the twentieth business day of July 2026, and is subject to certain earn-out provisions. The transaction closed effective January 8, 2026, with an effective date of January 1, 2026, and was completed pursuant to customary representations, warranties, and covenants.

The Buyer is an affiliate of the owner of the remaining 49,000 units in Nobility Healthcare, and there is no material relationship between the Company or its affiliates and any of the other parties to the Agreement other than in connection with Nobility Healthcare.

Artist Performance Commitment

In January 2026, Kustom 440, Inc. entered into a non-cancellable artist performance agreement for the 2026 Country Stampede music festival with aggregate payment obligations totaling $750,000. See Note 15, Commitments and Contingencies, for additional details.

***********************

