Form 10-Q
period 2026-03-31
KUSTOM ENTERTAINMENT, INC.
filed 2026-05-15
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026.

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

(913) 814-7774

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	KUST	Nasdaq Capital Market
(Title of each class)	(Trading Symbol(s)	(Name of each exchange on which registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 14, 2026
Common Stock, $0.001 par value per share	626,860

FORM 10-Q

KUSTOM ENTERTAINMENT, INC.

MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,224,321	$757,369
Accounts receivable-trade, less allowance for doubtful accounts of $10,262 – March 31, 2026 and $10,262 – December 31, 2025	326,278	479,559
Subscriptions receivables, net of $75,000 allowance – March 31, 2026 and $75,000 – December 31, 2025	3,035,465	3,219,647
Other receivables	292,601	292,503
Notes receivable	383,909	—
Inventories, net	2,148,228	2,330,492
Prepaid expenses	1,987,805	1,052,415
Assets of revenue-cycle management business held-for-sale	—	911,753

Total current assets	9,398,607	9,043,738

Property, plant, and equipment, net	519,516	402,226
Goodwill and other intangible assets, net	5,029,035	5,031,633
Operating lease right of use assets, net	1,041,420	1,104,784
Subscriptions receivables – long term	2,456,719	2,976,758
Notes receivable - long term	396,640	—
Other assets	291,930	355,636
Assets of revenue-cycle management business held-for-sale	—	413,752

Total assets	$19,133,867	$19,328,527

Liabilities and Equity
Current liabilities:
Accounts payable	$4,284,867	$4,278,633
Accrued expenses	536,526	592,685
Current portion of operating lease obligations	248,841	180,900
Deferred revenue – current	3,862,440	3,778,967
Debt obligations – current	518,575	707,826
Warrant derivative liabilities	8	852,844
Income taxes payable	10,441	10,441
Liabilities of revenue-cycle management business held for sale	—	138,029

Total current liabilities	9,461,698	10,540,325

Long-term liabilities:
Debt obligations – long term	136,635	137,541
Operating lease obligation – long term	771,987	841,516
Deferred revenue – long term	4,057,343	4,739,356
Notes payable – related party – long term	411,698	400,110
Liabilities of revenue-cycle management business held for sale	—	299,723

Total liabilities	14,839,361	16,958,571

Commitments and contingencies (Note 13)

Stockholders’ Equity:

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; none issued or outstanding – March 31, 2026 and December 31, 2025
Common stock, $0.001 par value; 13,333,333 authorized; shares issued: 526,860 – March 31, 2026 and 138,004 – December 31, 2025	527	138
Additional paid in capital	151,906,315	148,440,056
Noncontrolling interest in consolidated subsidiary	—	(1,885,802)
Accumulated deficit	(147,612,336)	(144,184,436)

Total equity:	4,294,506	2,369,956

Total liabilities and equity	$19,133,867	$19,328,527

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue:
Product	$562,226	$721,350
Service and other	3,752,010	2,403,363

Total revenue	4,314,236	3,124,713

Cost of revenue:
Product	782,248	675,639
Service and other	2,927,941	1,315,238

Total cost of revenue	3,710,189	1,990,877

Gross profit	604,047	1,133,836

Selling, general and administrative expenses:
Research and development expense	143,089	84,417
Selling, advertising and promotional expense	274,411	96,381
General and administrative expense	1,483,534	1,935,088

Total selling, general and administrative expenses	1,901,034	2,115,886

Operating loss	(1,296,987)	(982,050)

Other income (expense):
Interest income	76,806	31,975
Interest expense	(67,450)	(792,273)
Other income	—	16,700
Gain on extinguishment of debt – related party	—	1,249,372
Change in fair value of derivative liabilities	(289,355)	2,515,891
Gain on extinguishment of liabilities	63,259	2,220,097

Total other income (expense) from continuing operations	(216,740)	5,241,762

Income (loss) before income tax benefit (provision) from continuing operations	(1,513,727)	4,259,712
Income tax expense benefit (provision)	—	—
Net income (loss) from continuing operations	(1,513,727)	4,259,712

Discontinued operations:
Income (loss) from discontinued operations	(4,371,588)	7,370

Income tax expense benefit (provision)	—	—
Net income (loss) from discontinued operations	(4,371,588)	7,370

Net income (loss)	(5,885,315)	4,267,082

Net income (loss) attributable to noncontrolling interests	—	(3,611)

Net income (loss) attributable to common stockholders	$(5,885,315)	$4,263,471

Net income (loss) per share attributable to common stockholders’ information:
Basic:
Continuing operations	$(3.44)	$2,107.72
Discontinued operations	(9.95)	1.86
Net income (loss) attributable to common stockholders per share – basic	$(13.39)	$2,109.58

Diluted:
Continuing operations	$(3.44)	$2,107.72
Discontinued operations	(9.95)	1.86
Net income (loss) attributable to common stockholders per share – diluted	$(13.39)	$2,109.58

Weighted average shares outstanding:
Basic	439,556	2,021
Diluted	439,556	2,021

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	consolidated	Accumulated
	Shares	Amount	Capital	subsidiary	Deficit	Total

Balance, December 31, 2024	214	$—	$129,697,784	$(1,198,286)	$(137,512,928)	$(9,013,430)
Stock-based compensation			13,824			13,824
Sale of common stock and pre-funded warrants, net of offering costs	262	—	14,308,297			14,308,297
Issuance of common stock upon exercise of pre-funded warrants	3,272	3	(3)			—
Fair value of pre-funded warrants issued along with sale of common stock	—	—	(1,803)			(1,803)
Transition of warrant derivative liability to equity upon exercise of pre-funded warrants	—	—	1,803			1,803
Issuance of common stock upon exercise of June 2024 Series B common stock purchase warrants	126	—	3,792			3,792
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	1,989,806	—	—	1,989,806
Net income	—	—	—	3,611	4,263,471	4,267,082
Balance, March 31, 2025	3,874	$3	$146,013,498	$(1,194,675)	$(133,249,457)	$11,569,371

Balance, December 31, 2025	138,004	$138	$148,440,056	$(1,885,802)	$(144,184,436)	$2,369,956
Stock-based compensation	—	—	48,971	—	—	48,971
Issuance of common stock pursuant to equity line of credi	277,000	277	2,060,035	—	—	2,060,312
Issuance of common stock upon conversion of convertible notes	111,608	112	—	—	—	112
Transition to additional paid-in capital upon conversion of convertible notes	—	—	1,357,253	—	—	1,357,253
Round up of fractional shares resulting from the reverse stock splits	247	—	—	—	—	—
Disposition of Nobility Healthcare	—	—	—	1,885,802	2,457,415	4,343,217
Net loss	—	—	—	—	(5,885,315)	(5,885,315)
Balance, March 31, 2026	526,860	$527	$151,906,315	$—	$(147,612,336)	$4,294,506

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED

(Unaudited)

	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net loss	$(5,885,315)	$4,267,082
Less: net income (loss) from discontinued operations, net of tax	(4,371,588)	7,370
Net loss from continuing operations	(1,513,727)	4,259,712
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	63,034	394,266
Stock based compensation	48,971	13,824
Non-cash interest expense	26,312	672,490
Gain on extinguishment of liabilities	(63,259)	(2,220,097)
Gain on extinguishment of debt – related party	—	(1,249,372)
Provision for doubtful accounts receivable	—	(81,535)
Provision for doubtful lease receivable	—	51,403
Change in fair value of warrant derivative liability	289,355	(2,515,891)
Provision for inventory obsolescence	97,521	(521,113)
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	153,281	248,487
Accounts receivable – other (including related party)	704,123	1,225,478
Inventories	84,743	618,068
Prepaid expenses	(601,739)	(1,011,575)
Operating lease right of use assets	63,364	21,991
Other assets	63,707	(8,750)
Increase (decrease) in:
Accounts payable	69,491	(4,423,032)
Accrued expenses	(15,406)	(499,295)
Accrued interest - related party	—	95,944
Income taxes payable	—	7,861
Lease deposit	(40,753)	—
Operating lease obligations	(1,588)	(21,991)
Deferred revenues	(598,540)	(657,323)

Net cash used in operating activities – continuing operation	(1,171,110)	(5,600,450)
Net cash used in operating activities – discontinued operation	—	(154,311)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(159,657)	(42,474)
Purchases of intangible assets	(18,070)	(33,054)
Proceeds from sale of Nobility Healthcare	100,000	—

Net cash used in investing activities – continuing operation	(77,727)	(75,528)
Net cash used in investing activities – discontinued operation	—	(9,919)

Cash Flows from Financing Activities:

Net proceeds from issuance of common stock under equity line of credit	1,726,662	—
Net proceeds of February 2025 public equity offering with detachable warrants	—	14,308,300
Net proceeds of unsecured promissory note – Entertainment segment	—	600,000
Payments of related party note payable	—	(140,000)
Payments on Commercial Extension of Credit – Entertainment segment	—	(100,000)
Payments on Senior Secured Promissory Notes – Video Solutions segment	—	(3,600,000)
Payments on Merchant Advances – Video Solutions segment	—	(1,922,750)
Payments on Senior Secured Promissory Notes – Entertainment segment	(10,000)	—
Principal payment on EIDL loan	(873)	(841)
Proceeds from issuance of common shares upon exercise of Series B warrants	—	3,793

Net cash provided by financing activities – continuing operation	1,715,789	9,148,502
Net cash provided by financing activities – discontinued operation	—	—

Net increase (decrease) in cash, cash equivalents and restricted cash	466,952	3,308,294

Cash and cash equivalents, beginning of period	757,369	454,314

Cash and cash equivalents, end of period	$1,224,321	$3,762,608

Supplemental disclosures of cash flow information:

Cash payments for interest	$19,974	$31,616

Cash payments for income taxes	$—	$—

Supplemental disclosures of non-cash investing and financing activities:
Note receivable received in connection with sale of discontinued operation	$1,117,303	$—

Transition to additional paid-in capital upon conversion of convertible notes	$1,357,253	$—

Issuance of common stock upon conversion of convertible notes payable	$112	$—

Fair value of warrants issued with sale of shares	$—	$1,803

Transition of warrant derivative liability to equity upon exercise of warrants	$—	$1,993,600

Issuance costs withheld from ELOC proceeds	$579,871	$—

Issuance of common stock upon exercise of pre-funded warrants	$—	$4,907

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

On January 8, 2026, the Company changed its legal name from Digital Ally, Inc. to Kustom Entertainment, Inc. pursuant to a Certificate of Amendment to its Articles of Incorporation filed with the Secretary of State of the State of Nevada. The name change became effective on January 8, 2026, and the Company began trading on the Nasdaq Capital Market (“Nasdaq”) under its new name at the start of trading on January 8, 2026. In connection with the name change, the Company also changed its Nasdaq trading symbol from “DGLY” to “KUST.” The name change and symbol change did not affect the Company’s assets, liabilities, operations, or capital structure, and stockholders were not required to take any action with respect to their stock certificates. The Company’s board of directors (the “Board of Directors”) also approved a conforming amendment to the Company’s Amended and Restated Bylaws solely to reflect the new corporate name. Unless the context otherwise requires, references in these condensed consolidated financial statements to the “Company,” “Digital Ally,” “Digital,” “Kustom” or similar terms refer to Kustom Entertainment, Inc. and its consolidated subsidiaries.

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

The business of the Registrant, Kustom Entertainment, Inc. (formerly Digital Ally, Inc.), together with its wholly owned subsidiaries Digital Ally International, Inc., Digital Ally Healthcare, LLC, TicketSmarter, Inc., and Kustom 440, Inc., collectively referred to as the “Company,” is divided into two reportable operating segments: (1) video solutions (“Video Solutions”) and (2) entertainment (“Entertainment”). The Company previously operated a third reportable segment, the Revenue Cycle Management (“Revenue Cycle Management”) segment, which reflected the operations of Nobility Healthcare, LLC (“Nobility Healthcare”). Following the sale of Nobility Healthcare on January 8, 2026, the results of this segment have been classified as discontinued operations for all periods presented and are no longer reported as a separate segment. The Video Solutions segment is the Company’s legacy business that produces digital video imaging, storage products, and related security and commercial applications. This segment includes both service and product revenues through subscription models offering cloud-based services and warranty solutions, as well as hardware sales for video and safety solutions. The Entertainment segment generates revenue through the production of live events and concerts, including the Company’s annual Country Stampede music festival. This segment also acts as an intermediary between ticket buyers and sellers through the Company’s secondary ticketing platform, TicketSmarter.com, and includes the acquisition of tickets from primary sellers for resale through various platforms.

The accounting guidance on segment reporting establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information about those segments to be presented. Such required segment information is included in Note 20, Operating Segments.

Reverse Stock Split

The Company retroactively adjusts all historical share and per-share amounts reflected throughout the condensed consolidated financial statements and other financial information to reflect reverse stock splits as if they had occurred as of the earliest period presented. The par value per share of the Company’s common stock is not affected by reverse stock splits. See Note 16, Stockholders’ Equity for details regarding each reverse stock split effectuated during and subsequent to the periods presented.

Discontinued Operations

In accordance with ASC 205-20, Discontinued Operations, a component of the entity is reported as a discontinued operation when it is disposed of, or classified as held for sale, and represents a strategic shift having a major effect on the Company’s operations and financial results. A component is classified as held for sale when management with the appropriate authority commits to a plan to sell, the component is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, and the sale is probable and expected to be completed within one year at a price reasonable in relation to current fair value.

Held-for-sale assets are measured at the lower of carrying amount or fair value less costs to sell, with depreciation and amortization ceasing upon classification. Results of operations of the disposal group are reported as discontinued operations, net of tax, with prior periods retrospectively reclassified. Assets and liabilities of the disposal group are presented separately as held for sale on the balance sheet in the period of classification.

The Company classified Nobility Healthcare as held for sale and a discontinued operation as of December 31, 2025. See Note 22, Discontinued Operations, for additional information.

Going Concern

The Company evaluates whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the condensed consolidated financial statements are issued, in accordance with ASC 205-40, Presentation of Financial Statements - Going Concern. When substantial doubt is determined to exist, the Company evaluates whether its plans intended to mitigate those conditions, when implemented, will alleviate substantial doubt. The Company’s evaluation is based on relevant conditions and events that are known and reasonably knowable as of the date the condensed consolidated financial statements are issued. The condensed consolidated financial statements have been prepared on a going-concern basis, which assumes the realization of assets and settlement of liabilities in the ordinary course of business, and do not include any adjustments that might result from the outcome of this uncertainty.

The following is a summary of the Company’s Significant Accounting Policies:

Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information in accordance with ASC 270-10-50, Interim Reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements.

For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Basis of Consolidation:

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Digital Ally International, Inc., Digital Ally Healthcare, LLC, TicketSmarter, Inc., and Kustom 440, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management utilizes various other estimates, including but not limited to, determining the estimated lives of long-lived assets, determining the potential impairment of long-lived assets, the fair value of warrants and options, the fair value of notes receivable and other consideration received in connection with dispositions, the recognition of revenue, inventory valuation reserve, allowances for doubtful accounts and other receivables, incremental borrowing rate on leases, the valuation allowance for deferred tax assets, and other legal claims and contingencies. The results of any changes in accounting estimates are reflected in the financial statements in the period in which the changes become evident. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the period that they are determined to be necessary.

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

Video Solutions Segment

The Company considers customer purchase orders, which in some cases are governed by master sales agreements, to be the contracts with the customer. In situations where sales are to a distributor, the Company has concluded its contracts are with the distributor as the Company holds a contract bearing enforceable rights and obligations only with the distributor. As part of its consideration for the contract, the Company evaluates certain factors including the customers’ ability to pay (or credit risk). For each contract, the Company considers the promise to transfer products, each of which is distinct, to be the identified performance obligations. In determining the transaction price, the Company evaluates whether the price is subject to refunds or adjustment to determine the net consideration to which it expects to be entitled. As the Company’s standard payment terms are generally less than one year for product sales (although some subscriptions for services may extend three to five years), it has elected the practical expedient under ASC 606-10-32-18 to not assess whether a contract has a significant financing component. The Company allocates the transaction price to each distinct product based on its relative standalone selling price. The product price, as specified on the purchase order, is considered the stand-alone selling price as it is an observable input which depicts the price as if sold to a similar customer in similar circumstances. Revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment. In determining whether control has been transferred, the Company considers if there is a present right to payment and legal title, along with whether risks and rewards of ownership have transferred to the customer. Customers do not have a right to return the product other than for warranty reasons, for which they would only receive repair services or replacement products. The Company has also elected the practical expedient under ASC 340-40-25-4 to expense commissions for product sales when incurred as the amortization period of the commission asset the Company would have otherwise recognized is less than one year.

Service and other revenue is comprised of revenues from extended warranties, repair services, cloud revenue, and software revenue. Revenue is recognized upon shipment of the product and acceptance of the service or materials by the end customer for repair services. Revenue for extended warranty, cloud service, or other software-based products is recognized over the term of the contract warranty or service period. A time-elapsed method is used to measure progress because the Company transfers control evenly over the contractual period. Accordingly, the fixed consideration related to these revenues is generally recognized on a straight-line basis over the contract term, as long as the other revenue recognition criteria have been met.

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

Deferred Revenue

Deferred revenue includes payments received in advance of the Company’s performance obligations and is presented as current and non-current liabilities in the consolidated balance sheets. Revenue is recognized as the related performance obligations are satisfied over time. See Note 21, Deferred Revenue, for additional information regarding the composition, activity, and expected future recognition of deferred revenue balances.

Litigation:

From time to time, the Company is notified that it may be a party to a lawsuit or that a claim is being made against it. It is the Company’s policy not to disclose the specifics of any claim or threatened lawsuit until the summons and complaint are served on the Company. After carefully assessing the claim, and assuming the Company determines that it is not at fault or disagrees with the damage or relief demanded, the Company vigorously defends any lawsuit filed against it. The Company records a liability when losses are deemed probable and reasonably estimable. When losses are deemed reasonably possible but not probable, the Company determines whether it is possible to provide an estimate of the amount of the loss or range of possible losses for the claim, if material for disclosure. In evaluating matters for accrual and disclosure purposes, the Company takes into consideration factors such as its historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of prevailing, the availability of insurance, and the severity of any potential loss. The Company reevaluates and updates accruals as matters progress over time.

Cash and cash equivalents:

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC). At times, account balances may exceed the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At March 31, 2026 and December 31, 2025, the balance in excess of the federally insured limit amounted to $585,934 and $304,653, respectively.

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

The Company completed its annual goodwill and intangible asset impairment test as of December 31, 2025 on a full quantitative basis. Based on the results of the annual test, the Company concluded that no impairment existed with respect to the Video Solutions segment. With respect to the Entertainment segment, the Company recorded total impairment charges of $2,533,667 for the year ended December 31, 2025, consisting of: $1,428,000 of goodwill impairment; $746,667 representing the full write-off of the Sponsorship Agreement Network intangible asset, which failed the ASC 360 recoverability test; $189,000 of TicketSmarter trademark impairment; and $170,000 of Country Stampede trademark impairment.

As of March 31, 2026, management evaluated whether any triggering events or changes in circumstances occurred during the three months ended March 31, 2026 that would indicate the carrying value of goodwill or long-lived assets may not be recoverable. Based on that evaluation, no triggering events were identified and no interim impairment test was performed. Accordingly, no goodwill or intangible asset impairment charges were recorded for the three months ended March 31, 2026. Refer to Note 7, Goodwill and Other Intangible Assets, for additional details.

Intangible assets include deferred patent costs, license agreements, trademarks and trade names. Legal expenses incurred in preparation of patent applications have been deferred and will be amortized over the useful life of granted patents. Costs incurred in preparation of applications that are not granted will be charged to expense at that time. The Company has entered into several sublicense agreements under which it has been assigned the exclusive rights to certain licensed materials used in its products. These sublicense agreements generally require upfront payments to obtain exclusive rights to such material. The Company capitalizes the upfront payments as intangible assets and amortizes such costs over their estimated useful life on a straight-line method.

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

Inventories:

Inventories for the Video Solutions segment consist of electronic parts, circuitry boards, camera parts and ancillary parts (collectively, “components”), work-in-process, and finished goods. Finished goods that are manufactured and assembled by the Company are carried at the lower of cost or net realizable value, with cost determined by standard cost methods, which approximate the first-in, first-out method. Inventory costs include material, labor, and manufacturing overhead. Inventories for the Entertainment segment consist of tickets to live events, which are carried at the lower of cost or net realizable value. Any unsold tickets remaining in inventory after the event are fully written off. Management has established inventory reserves based on estimates of excess and/or obsolete current inventory.

Manufacturing inventory for the Video Solutions segment is reviewed for obsolescence and excess quantities on a quarterly basis, based on estimated future use of quantities on hand, which is determined based on past usage, planned changes to products, and known trends in markets and technology. Changes in support plans or technology could have a significant impact on obsolescence.

To support its worldwide service operations for the Video Solutions segment, the Company maintains service spare parts inventory, which consists of both consumable and repairable spare parts. Consumable service spare parts are used within its service business to replace worn or damaged parts in a system during a service call and are generally classified in current inventory as its stock of this inventory turns relatively quickly. However, if there has been no recent usage for a consumable service spare part, but the part is still necessary to support systems under service contracts, the part is non-current and included within non-current inventories within its consolidated balance sheet. Consumables are charged to cost of goods sold when issued during the service call.

As these service parts age over the related product group’s post-production service life, the Company reduces the net carrying value of its repairable spare part inventory on the consolidated balance sheet to account for the excess that builds over the service life. The post-production service life of its systems is generally seven to twelve years, and at the end of twelve years, the carrying value for these parts in its consolidated balance sheet is reduced to zero. The Company also performs periodic monitoring of its installed base for premature end-of-service-life events and expenses, through cost of sales, the remaining net carrying value of any related spare parts inventory in the period incurred.

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

Leases:

The Company determines if an arrangement contains a lease at inception. For arrangements where the Company is the lessee, the Company will evaluate whether to account for the lease as an operating or finance lease. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025. Finance leases would be included in property, plant and equipment, net, and long-term debt and finance lease obligations on the balance sheet. The Company had operating leases for copiers, offices, and warehouse space at March 31, 2026 and December 31, 2025, but no finance leases.

ROU assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. The Company uses its incremental borrowing rate based on the information available at the commencement date in determining the operating lease liabilities if the operating lease does not provide an implicit rate. Lease terms may include the option to extend when the Company is reasonably certain that the option will be exercised. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

The Company elected to apply the short-term lease measurement and recognition exemption, under which ROU assets and lease liabilities are not recognized for short-term leases.

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

Income Taxes:

Deferred taxes are provided for by the liability method in which deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company applies the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 740 – Income Taxes, which provides a framework for accounting for uncertainty in income taxes and a comprehensive model to recognize, measure, present, and disclose in its financial statements uncertain tax positions taken or expected to be taken on a tax return. The Company initially recognizes tax positions in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Application requires numerous estimates based on available information. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, and its recognized tax positions and tax benefits may not accurately anticipate actual outcomes. As it obtains additional information, the Company may need to periodically adjust its recognized tax positions and tax benefits. These periodic adjustments may have a material impact on its condensed consolidated statements of operations.

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the condensed consolidated statements of operations. There was no interest expense related to the underpayment of estimated taxes during the three months ended March 31, 2026 and 2025. There were no penalties in the three months ended March 31, 2026 and 2025.

The Company is subject to taxation in the United States and various states. The Company’s federal and state income tax returns are closed for examination purposes by relevant statute and by examination for 2022 and all prior tax years for federal tax purposes, and 2023 and all prior years for state tax purposes.

For the three months ended March 31, 2026 and 2025, the Company recorded no income tax expense or benefit. The Company maintains a full valuation allowance against its net deferred tax assets as it is more likely than not that such assets will not be realized. Accordingly, no tax benefit has been recognized on the Company’s pretax losses for the three months ended March 31, 2026 and 2025.

Research and Development Expenses:

The Company expenses all research and development costs as incurred, which are generally incurred by the Video Solutions segment. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Costs incurred after achievement of technological feasibility were not significant, and software development costs were expensed as incurred during the three months ended March 31, 2026 and 2025.

Warrant Derivative Liabilities and Bifurcated Embedded Derivatives:

In accordance with ASC 815-40, Derivatives and Hedging: Contracts in an Entity’s Own Equity, entities must consider whether to classify contracts that may be settled in their own stock, such as warrants to purchase shares of common stock, as equity of the entity or as an asset or liability. If an event that is not within the entity’s control could require net cash settlement, then the contract should be classified as an asset or a liability rather than as equity. The Company has determined that because the terms of the various warrants issued and remaining outstanding include a provision that entitles all the warrant holders to receive cash for their warrants in the event of a qualifying cash tender offer, while only certain of the holders of the underlying shares of common stock would be entitled to cash, its warrants should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.

In addition, the Company evaluates the terms of its debt instruments for embedded features that require bifurcation under ASC 815-15, Derivatives and Hedging: Embedded Derivatives. When a convertible note contains a conversion feature or other embedded derivative that is not clearly and closely related to the host debt instrument and meets the definition of a derivative, the Company bifurcates the embedded feature from the host instrument and records it as a separate derivative liability measured at fair value. The host debt instrument is recorded at its residual carrying value after the bifurcation. The bifurcated embedded derivative and any detachable warrants issued in connection with the same debt instrument are initially recorded at their respective fair values, with any excess of the aggregate fair value over the proceeds allocated to the host note recognized immediately in earnings as a day-one loss. Subsequent changes in fair value of both the warrant derivative liabilities and bifurcated embedded derivatives are reported in earnings each period.

Volatility in the price of the Company’s common stock may result in significant changes in the value of these derivatives and resulting gains and losses on its condensed consolidated statements of operations.

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

Segment Reporting

The accounting guidance on segment reporting establishes standards for reporting information regarding operating segments in financial statements and requires selected information about those segments to be presented in the condensed consolidated financial statements. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision maker (the Company’s Chief Executive Officer, or “CODM”) in making decisions about how to allocate resources and assess performance. The Company’s two operating segments are Video Solutions and Entertainment, each of which has dedicated personnel responsible for those businesses and each of which reports directly to the CODM. Corporate expenses represent the Company’s corporate administrative activities and are included in segment information but are not considered a separate reportable segment for financial reporting purposes.

The Company previously operated a third reportable segment, Revenue Cycle Management, which reflected the operations of Nobility Healthcare. Following the sale of Nobility Healthcare on January 8, 2026 (effective January 1, 2026), its results have been classified as discontinued operations for all periods presented and are no longer included in segment reporting.

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented. See Note 20, Operating Segments, for additional information.

Non-Controlling Interests

Non-controlling interests in the Company’s condensed consolidated financial statements represent the ownership interests in subsidiaries not attributable, directly or indirectly, to the Company. The Company previously held a 51% equity interest in Nobility Healthcare, with the remaining 49% held by third-party venture partners. Nobility Healthcare was sold on January 8, 2026, with an effective date of January 1, 2026, and has been classified as a discontinued operation for all periods presented. As of March 31, 2026, the Company has no non-controlling interests in any consolidated subsidiary. Because Nobility Healthcare represents the Company’s entire discontinued operation, the non-controlling interest related to Nobility Healthcare is fully included within discontinued operations and is not included in income or loss from continuing operations. The non-controlling owners’ share of Nobility Healthcare’s results of operations is presented within net income (loss) from discontinued operations in the condensed consolidated statements of operations.

Prior to its classification as held for sale and discontinued operations, the Company consolidated Nobility Healthcare based on its controlling financial interest. Upon classification as a discontinued operation, Nobility Healthcare’s assets, liabilities, results of operations, and the related non-controlling interest were presented separately from the Company’s continuing operations. See Note 22, Discontinued Operations, for additional details regarding the disposition and its impact on stockholders’ equity.

Subscription Receivable:

Subscription receivables (also referred to as lease receivables) are carried at the original invoice amount less the total payments received pertaining to each individual customer’s subscription lease agreement. These agreements generally range from three to five years and are removed from subscription receivables upon termination of the agreement. The Company determines an allowance for doubtful accounts by regularly evaluating individual customer receivables and considering the customer’s financial condition, credit history, and current economic conditions. The allowance for doubtful accounts was $75,000 and $75,000 as of March 31, 2026 and December 31, 2025, respectively.

Notes Receivable:

Notes receivable represent amounts owed to the Company under promissory notes, including notes received as consideration in connection with the disposition of businesses. Notes receivable are initially recorded at their estimated fair value on the date of origination, with any resulting discount amortized to interest income over the term of the note using the effective-interest method. The Company evaluates notes receivable for collectibility based on the borrower’s financial condition, payment history, collateral (if any), and current economic conditions, and records an allowance for credit losses when amounts are not expected to be fully realized.

Earn-out features embedded in notes received as consideration for the disposition of a business adjust the contractual principal amount of the note based on the post-closing performance of the divested business. Such adjustments are recognized as fair value adjustments to the note receivable, with the resulting gain or loss recorded within loss from discontinued operations in the period the adjustment is determined, in accordance with ASC 205-20, Discontinued Operations. The Company does not separately recognize the earn-out feature as a contingent consideration arrangement.

As of March 31, 2026, notes receivable consisted of a note received as partial consideration in connection with the sale of Nobility Healthcare on January 8, 2026. See Note 22, Discontinued Operations, for additional details.

Discontinued Operations:

Under ASC 205-20, Discontinued Operations, the results of a disposed business are reported as discontinued operations when the held-for-sale and strategic shift criteria are met. When a business is classified as a discontinued operation, (i) its results of operations are presented in a single line, net of tax, in the condensed consolidated statements of operations, (ii) its assets and liabilities are classified as held for sale in the condensed consolidated balance sheets in the period of classification, and (iii) prior-period financial statements are retrospectively reclassified to conform to the current-period presentation. See Note 22, Discontinued Operations, for further details regarding the Company’s sale of Nobility Healthcare.

New Accounting Standards

The Company did not adopt any new accounting standards during the three months ended March 31, 2026 that had a material impact on its condensed consolidated financial statements. The Company’s adoption of ASU 2023-07, Improvements to Reportable Segment Disclosures, in 2024 and ASU 2023-09, Improvements to Income Tax Disclosures, in 2025 is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Recently Issued Accounting Pronouncements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which requires public business entities to disclose disaggregated information about certain income statement expense line items, including employee compensation, depreciation, and intangible asset amortization. As clarified by ASU 2025-01 issued in January 2025, the ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as induced conversions. The ASU is effective for annual reporting periods beginning after December 15, 2025 and interim periods within those fiscal years. The Company adopted this ASU effective January 1, 2026 and the adoption did not have a material impact on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies when the interim reporting requirements of ASC 270 apply and improves the navigability of the related guidance. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which contains 33 improvements to U.S. GAAP across a wide range of topics, including clarifications related to diluted earnings per share calculations when a loss from continuing operations exists. The Company does not expect the adoption of this ASU to have a material impact on its condensed consolidated financial statements.

The other recent accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) are not expected to have a significant impact on the Company’s condensed consolidated financial statements and related disclosures.

NOTE 2. ACCOUNTS RECEIVABLE AND SUBSCRIPTION RECEIVABLES

	March 31, 2026	December 31, 2025
Accounts receivable – trade, gross	$336,540	$489,821
Less: allowance for doubtful accounts	(10,262)	(10,262)
Accounts receivable – trade, net	$326,278	$479,559

Subscription receivables, gross – current	$3,110,465	$3,294,647
Less: allowance for doubtful accounts	(75,000)	(75,000)
Subscription receivables, net – current	3,035,465	3,219,647
Subscription receivables – long term	2,456,719	2,976,758
Total subscription receivables, net	$5,492,184	$6,196,405

The allowance for doubtful accounts related to trade receivables was comprised of the following for the three months ended March 31, 2026 and the year ended December 31, 2025:

	March 31, 2026	December 31, 2025
Beginning balance	$10,262	$208,458
Provision for bad debts	—	—
Charge-offs to allowance, net of recoveries	—	(198,196)
Ending balance	$10,262	$10,262

NOTE 3. NOTES RECEIVABLE

Notes receivable were comprised of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Notes receivable - current	$383,909	$—
Notes receivable – long-term	396,640	—
Total notes receivable	$780,549	$—

Notes Receivable - On January 8, 2026, in connection with the sale of Nobility Healthcare, the Company received a promissory note from the Buyer with an estimated fair value of $1,117,303 at origination as partial consideration for the disposition. The note bears interest, is payable in scheduled installments through 2028, and includes a contractual earn-out adjustment mechanism. The note had a net carrying value of $780,549 as of March 31, 2026, comprising $383,909 classified as current and $396,640 classified as long-term. See Note 22, Discontinued Operations, for additional information regarding the terms of the note, the earn-out mechanism, and activity during the three months ended March 31, 2026.

NOTE 4. OTHER RECEIVABLES

Other receivables were comprised of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Litigation receivables	$578,890	578,890
Allowance for loss on litigation receivables	(289,445)	(289,445)
Other	3,156	3,058
Total other receivables	$292,601	$292,503

Litigation Receivables - As of March 31, 2026, the Company continued to hold litigation receivables of $578,890 related to amounts owed pursuant to the pending default judgment against Pharmaxx Medical, Inc., with an established allowance of $289,445 based on management’s assessment that full collection is uncertain given the status of the proceedings and the defendant’s financial condition and ability to satisfy the judgment. The Company has engaged legal counsel and is actively pursuing recovery of these amounts. See Note 13, Commitments and Contingencies, for additional information regarding the Company’s legal proceedings against Pharmaxx Medical, Inc.

NOTE 5. INVENTORIES

Inventories consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw material and component parts– Video Solutions segment	$2,685,620	$2,829,039
Work-in-process– Video Solutions segment	26,173	—
Finished goods – Video Solutions segment	1,063,069	1,149,538
Finished goods – Entertainment segment	196,192	270,856
Subtotal	3,971,054	4,249,433
Reserve for excess and obsolete inventory– Video Solutions segment	(1,751,603)	(1,849,124)
Reserve for excess and obsolete inventory – Entertainment segment	(71,223)	(69,817)
Total inventories	$2,148,228	$2,330,492

NOTE 6. PREPAID EXPENSES

Prepaid expenses were the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Prepaid inventory	$722,111	$534,539
Prepaid advertising	6,125	6,214
Prepaid commissions	109,602	113,017
Prepaid offering costs	776,727	227,792
Other	373,240	170,853
Total prepaid expenses	$1,987,805	$1,052,415

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (Video Solutions segment)	$224,851	$201,852	$—	$22,999
Sponsorship agreement network (Entertainment segment)	5,600,000	4,853,333	746,667	—
SEO content (Entertainment segment)	600,000	600,000	—	—
Personal seat licenses (Entertainment segment)	117,339	17,927	—	99,412
Website enhancements (Entertainment segment)	70,748	28,571	—	42,177

	6,612,938	5,701,683	746,667	164,588

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	1,735,000	4,377,507
Trade name and trademarks (Entertainment segment)	900,000	—	560,000	340,000
Patents and trademarks pending (Entertainment segment)	630	—	—	630
Patents and trademarks pending (Video Solutions segment)	146,310	—	—	146,310

Total	$13,772,385	$5,701,683	$3,041,667	$5,029,035

	December 31, 2025
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Patents and trademarks (Video Solutions segment)	$224,851	$187,350	$—	$37,501
Sponsorship agreement network (Entertainment segment)	5,600,000	4,853,333	746,667	—
SEO content (Entertainment segment)	600,000	600,000	—	—
Personal seat licenses (Entertainment segment)	117,339	16,949	—	100,390
Website enhancements (Entertainment segment)	54,908	23,383	—	31,525

	6,597,098	5,681,015	746,667	169,416

Indefinite life intangible assets:
Goodwill (Entertainment segment)	6,112,507	—	1,735,000	4,377,507
Trade name and trademarks (Entertainment segment)	900,000	—	560,000	340,000
Patents and trademarks pending (Video Solutions segment)	144,710	—	—	144,710

Total	$13,754,315	$5,681,015	$3,041,667	$5,031,633

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Other intangible assets consist of sponsorship agreement network, SEO content, personal seat licenses, and website enhancements. These assets are recorded at cost and amortized on a straight-line basis over their estimated useful lives.

Intangible Asset Useful Life
Patents and trademarks (Video Solutions segment)	3 years
Sponsorship agreement network (Entertainment segment)	5 years
SEO content (Entertainment segment)	4 years
Personal seat licenses (Entertainment segment)	30 years
Software	3 years
Website enhancements (Entertainment segment)	3 years

Amortization for the three months ended March 31, 2026 and 2025 was $20,668 and $340,217, respectively. Estimated amortization expense for intangible assets with definite lives for the remainder of 2026 and thereafter is as follows:

Year ending December 31:
2026	$43,619
2027	17,438
2028	13,943
2029	4,843
2030	3,911
2031 and thereafter	80,834

$164,588

Annual impairment test

The Company performed its annual goodwill and intangible asset impairment test as of December 31, 2025, which resulted in a $1,428,000 goodwill impairment charge within the Entertainment segment, reducing the Entertainment segment goodwill balance to $4,377,507 as of March 31, 2026 and December 31, 2025. The Video Solutions segment’s fair value was substantially in excess of its carrying value, and that segment carries no goodwill. See Note 6 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the methodology, assumptions, and results of the annual impairment test.

As of March 31, 2026, no events or changes in circumstances were noted that triggered the requirement for an interim goodwill impairment test during the three months ended March 31, 2026.

Indefinite-lived intangible assets

The Company held indefinite-lived trade names and trademarks with an aggregate carrying value of $340,000 as of March 31, 2026 and December 31, 2025, consisting of the TicketSmarter trade name of $210,000 and the Country Stampede trade name of $130,000, each related to businesses within its Entertainment segment.

As a result of the Company’s December 31, 2025 annual impairment test, the Company concluded that the carrying amounts of both trade names exceeded their estimated fair values and recorded non-cash impairment charges totaling $359,000, which are included in goodwill and intangible asset impairment charge on its consolidated statements of operations for the year ended December 31, 2025. The Company recorded a $189,000 impairment charge related to the TicketSmarter trade name, reducing its carrying value from $399,000 to $210,000, and a $170,000 impairment charge related to the Country Stampede trade name, reducing its carrying value from $300,000 to $130,000. The charges were primarily driven by the Entertainment segment’s continued operating losses, declining revenue performance within the related businesses, and the overall challenging economic environment.

In addition, the Company recorded a non-cash impairment charge of $746,667 related to the sponsorship agreement network intangible asset within the Entertainment segment, reducing its net carrying value to $-0- as of December 31, 2025. The total goodwill and intangible asset impairment charge recorded for the year ended December 31, 2025 was $2,533,667.

NOTE 8. OTHER ASSETS

Other assets were the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Deposits	$27,252	$27,252
Prepaid commissions	101,541	125,249
Other	163,137	203,135
Total other assets	$291,930	$355,636

NOTE 9. DEBT OBLIGATIONS

Debt obligations is comprised of the following:

	March 31, 2026	December 31, 2025
Economic injury disaster loan (EIDL)	$140,210	$141,083
Unsecured Promissory note – Entertainment segment	515,000	525,000
2025 Secured Notes	—	1,070,000
Total gross principal	655,210	1,736,083
Unamortized debt issuance costs	—	(890,716)
Debt obligations	655,210	845,367
Less: current maturities of debt obligations	518,575	707,826

Debt obligations, long-term	$136,635	$137,541

Future principal payments on debt obligations as of March 31, 2026 are as follows:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026 (April 1, 2026 to December 31, 2026)	$517,669	$—	$517,669
2027	3,677	—	3,677
2028	3,817	—	3,817
2029	3,963	—	3,963
2030 and thereafter	126,084	—	126,084
Total	$655,210	$—	$655,210

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

Under the terms of the note issued under the EIDL program, interest accrues on the outstanding principal at the rate of 3.75% per annum. The term of such note is thirty years, though it may be payable sooner upon an event of default under such note. Monthly principal and interest payments began in November 2022, after being deferred for thirty months after the date of disbursement and total $731 per month thereafter. Such note may be prepaid in part or in full, at any time, without penalty. The Company granted the SBA a continuing interest in and to any and all collateral, including but not limited to tangible and intangible personal property. The outstanding balance of the EIDL note was $140,210 as of March 31, 2026 and $141,083 as of December 31, 2025.

Unsecured Promissory Note

On February 1, 2025, the Company’s Entertainment segment entered into a $600,000 unsecured promissory note with a third party, bearing interest at 10.0% per annum, compounded monthly. The outstanding principal balance was $515,000 as of March 31, 2026 and $525,000 as of December 31, 2025. During the three months ended March 31, 2026, the Company made principal payments of $10,000.

2025 Senior Secured Convertible Note and Committed Equity Financing

During September 2025 and December 2025, the Company issued senior secured convertible notes (the “2025 Secured Notes”) with an aggregate original principal amount of $1,070,000, together with detachable common stock purchase warrants to purchase an aggregate of 41,581 shares of common stock at an exercise price of $31.86 per share. The 2025 Secured Notes bore interest at 8% per annum and were convertible at the holder’s option at a conversion price equal to a 10% discount to the five-day volume-weighted average price of the Company’s common stock preceding conversion, subject to customary adjustments. The 2025 Secured Notes were senior secured obligations, secured by substantially all of the Company’s assets and guaranteed by certain subsidiaries. Because the conversion price was variable and did not meet the fixed-for-fixed requirement under ASC 815-40, the conversion feature was bifurcated from the host debt instrument and accounted for as a derivative liability at fair value. The detachable warrants were classified as equity instruments upon issuance and assigned $0 fair value as described further in Note 15, Common Stock Purchase Warrants. See Note 10, Fair Value Measurement, for information regarding Level 3 derivative activity, and see the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the original issuance terms of the 2025 Secured Notes.

During the three months ended March 31, 2026, the holders of the 2025 Secured Notes elected to convert the entire $1,070,000 outstanding principal balance into 111,608 shares of the Company’s common stock in accordance with the conversion terms of the notes. In connection with the conversions, (i) $35,889 of debt discount was amortized to non-cash interest expense through the dates of conversion, (ii) the remaining unamortized debt discount of $854,827 was eliminated against additional paid-in capital at conversion in accordance with ASC 470-20, (iii) the bifurcated conversion feature derivative liability, with an aggregate fair value of $1,142,191 as of the dates of conversion (reflecting a $289,516 loss on remeasurement during the three months ended March 31, 2026, recognized in change in fair value of derivative liabilities), was reclassified from derivative liabilities to additional paid-in capital, and (iv) $112 of par value was recorded with respect to the 111,608 shares issued upon conversion. No cash consideration was exchanged in connection with the conversions.

Following is an analysis of the 2025 Secured Notes net carrying balance:

Amount

Balance, as of December 31, 2025	$179,284

Amortization of discount	35,889

Conversion of principal to common stock	(215,173)

Balance, as of March 31, 2026	$—

As a result of the conversions described above, no balance remained outstanding under the 2025 Secured Notes as of March 31, 2026. See Note 15, Common Stock Purchase Warrants, for additional information regarding the 41,581 detachable warrants issued in connection with the 2025 Secured Notes.

NOTE 10. FAIR VALUE MEASUREMENT

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company applies the income approach to measure the fair value of its derivative liabilities, using option pricing models that incorporate observable market data and management’s estimates of significant unobservable inputs.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$8	$8

	$—	$—	$8	$8

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$852,844	$852,844

	$—	$—	$852,844	$852,844

Level 3 Rollforward

The Company’s Level 3 liabilities consist of (i) the bifurcated conversion feature associated with the 2025 Senior Secured Convertible Notes (the “2025 Secured Notes”), which was fully extinguished upon conversion during the three months ended March 31, 2026, and (ii) 184 warrants originally issued in 2023, which remained outstanding as of March 31, 2026 and had a fair value of $169 at each period end. The following table summarizes changes in Level 3 liabilities during the three months ended March 31, 2026:

Warrant Derivative Liabilities
Balance, December 31, 2025	$852,844
Change in fair value recognized in earnings	289,355
Transition of derivative liability to additional paid-in capital upon conversion of 2025 Secured Notes	(1,142,191)
Balance, March 31, 2026	$8

The net $289,355 change in fair value recognized in earnings during the three months ended March 31, 2026 is included in change in fair value of derivative liabilities in the condensed consolidated statement of operations, and consists of a loss of $289,516 on the bifurcated conversion feature of the 2025 Secured Notes, partially offset by a gain of $161 on the remaining 2023 warrants resulting from the decline in fair value over the period. Upon conversion of the 2025 Secured Notes during the three months ended March 31, 2026, the bifurcated conversion feature derivative liability with an aggregate fair value of $1,142,191 at the dates of conversion was reclassified to additional paid-in capital. The total credit to additional paid-in capital from the conversion entry of $1,357,253, as reflected in the condensed consolidated statements of stockholders’ equity, additionally includes the unamortized debt discount and other non-cash components of the conversion. See Note 9, Debt Obligations, and the condensed consolidated statements of stockholders’ equity for additional information.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three months ended March 31, 2026.

Non-Recurring Fair Value Measurements

On January 8, 2026, the Company recognized a Level 3 non-recurring fair value measurement in connection with the disposition of Nobility Healthcare. As part of the consideration, the Company received a note receivable from the buyer, which was initially recorded at its estimated fair value of $1,117,303. The fair value measurement reflected the Company’s estimate of the present value of expected cash flows under the note, including a discount rate reflecting the credit risk of the counterparty and the expected timing of receipts. Subsequent to initial recognition, the note receivable is carried at amortized cost, with interest accretion recognized in interest income over the term of the note. See Note 3, Notes Receivables, and Note 22, Discontinued Operations, for additional information.

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Accrued payroll and related fringes	$124,796	$94,120
Accrued taxes	136,201	117,145
Accrued interest	64,130	51,300
Accrued board of directors’ fees	101,250	160,000
Customer deposits	60,634	101,387
General accrued expense	49,515	68,733
	$536,526	$592,685

NOTE 12. INCOME TAXES

The effective tax rate for the three months ended March 31, 2026, and 2025 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2026, primarily because of the recent operating losses.

The Company incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at March 31, 2026. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to fully reserve its deferred tax assets at March 31, 2026. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of March 31, 2026 and December 31, 2025, the Company had the following estimated Federal net operating loss carry-forwards available to offset future taxable income:

Amount
Tax years generated:
2017 and before	$48,890,000
2018 and after	119,515,000

Federal net operating loss carry-forwards available	$168,405,000

Such tax net operating loss carry-forwards expire between 2026 and 2037 relative to Federal net operating loss carry-forwards generated in tax years 2017 and prior. Federal net operating loss carry-forwards generated in tax years 2018 and after cannot be carried back to prior years and have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 further provides for an annual limitation on usage equivalent to 80% of taxable income. In addition, the Company had research and development tax credit carry-forwards totaling $1,685,000 available as of March 31, 2026, which expire between 2026 and 2037.

The Company’s 2022 federal tax return was recently examined by the Internal Revenue Service resulting in no proposed adjustments.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments:

Total lease expense under the Company’s operating leases related to continuing operations was approximately $68,596 during the three months ended March 31, 2026. The following sets forth the operating lease right-of-use assets and liabilities associated with continuing operations as of March 31, 2026:

Assets:
Operating lease right of use assets	$1,020,828
Prepayment of rent	$20,592
Total operating lease right of use asset	$1,041,420

Liabilities:
Operating lease obligations-current portion	248,841
Operating lease obligations-less current portion	771,987
Total operating lease obligations	$1,020,828

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2026 (April 1, 2026 through December 31, 2026)	$236,403
2027	332,285
2028	263,789
2029	268,927
2030 and thereafter	90,218
Total undiscounted minimum future lease payments	1,191,623
Imputed interest	(170,794)
Total operating lease liability	$1,020,828

During the three months ended March 31, 2026, the Company incurred capital expenditures of $159,657, consisting primarily of purchases of property, plant and equipment. The Company does not currently have any material commitments for capital expenditures beyond normal course of business activity.

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

Culp McAuley, Inc. et al.

As of March 31, 2026, the Company holds an unsatisfied judgment of $3,999,984 against Culp McAuley, Brandon Culp, and Campbell McAuley, jointly and severally. The Company continues to explore available sources of assets from the judgment debtors; however, collection of the judgment remains uncertain and no assurance can be given that any amounts will be recovered. The Company recorded a loss of $1,959,396 on this matter during the year ended December 31, 2024, which, together with losses recorded in prior years, reduced the Company’s cumulative net exposure to zero as of December 31, 2024. No additional losses were recorded on this matter during the three months ended March 31, 2026, and the Company’s net exposure remained zero as of March 31, 2026. The Company’s estimate with respect to the aggregate reasonably possible loss is based upon currently available information and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. As a result, actual results may vary significantly from the current estimate.

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

Pharmaxx Medical, Inc.

The Company filed a complaint against Pharmaxx Medical, Inc. in the Superior Court of the State of California, County of Riverside, Case No. CVSW2300198, alleging breach of contract arising from the failure to deliver pharmaceutical gloves. After the court struck the defendant’s answer, the Company submitted the default package to obtain a default judgment against the defendant. The default package remains pending with the court. As of March 31, 2026, the Company has recorded a litigation receivable of $578,890 related to this matter, against which an allowance of $289,445 has been established. See Note 4, Other Receivables.

First Insurance Funding Corp. — Johnson County Collection Case

The Company is a defendant in a collection case filed in the District Court of Johnson County, Kansas limited actions department. This is a collection lawsuit claiming the Company owed money for insurance premium funding on a cancelled policy totaling $165,890.08. The Company disputed it owed the money as they cancelled the insurance policy through their insurance broker. An answer was filed denying the claim. The matter remains open.

Kustom 440 — Former Consultant

A former consultant has filed a claim against Kustom 440, Inc., a wholly owned subsidiary of the Company, seeking to compel payment under an alleged consulting agreement. The Company is currently engaged in settlement negotiations. The matter remains open.

Aegis Capital Corp.

As of March 31, 2026, the Company is subject to a contingent obligation to pay 4% of future Gross Proceeds raised under its Equity Line of Credit through February 14, 2028, pursuant to a Settlement Agreement entered into with Aegis Capital Corp. (“Aegis”) in January 2026. The Settlement Agreement resolved a lawsuit filed by Aegis in the U.S. District Court for the Southern District of New York alleging breach of a right of first refusal, and the lawsuit was subsequently dismissed without prejudice. The Company made aggregate payments of $215,284 on this matter during the three months ended March 31, 2026, which are capitalized as Prepaid Offering Costs and amortized to Additional Paid-In Capital proportionally with draws under the Equity Line of Credit. The Company’s estimate with respect to the maximum reasonably possible future obligation is approximately $900,000, based upon the remaining undrawn commitment of the facility. However, this obligation is strictly contingent upon the Company’s discretionary future use of the facility and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. As a result, actual future payments may vary significantly from the current estimate.

Artist Performance Commitments

In January 2026, Kustom 440, Inc., a wholly owned subsidiary of the Company, entered into a performance agreement with a headlining artist for the 2026 Country Stampede music festival scheduled for June 27, 2026. The agreement provides for a flat performance guarantee of $750,000, payable in installments consisting of a deposit of $187,500 paid upon execution, a second deposit of $187,500 due no later than May 27, 2026, and a remaining balance of $375,000 payable following the performance. The agreement does not provide for cancellation except in the event of force majeure or material breach by either party. As of March 31, 2026, the Company has paid the initial deposit of $187,500, which is recorded within prepaid expenses on the condensed consolidated balance sheet. The remaining $562,500 of contractual payment obligations under this agreement (consisting of $187,500 due by May 27, 2026 and $375,000 due following the June 27, 2026 performance) represents a non-cancellable commitment of the Company as of March 31, 2026.

NOTE 14. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued of $48,971 and $13,824 for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company had adopted ten separate stock option and restricted stock plans: (i) the 2005 Stock Option and Restricted Stock Plan (the “2005 Plan”), (ii) the 2006 Stock Option and Restricted Stock Plan (the “2006 Plan”), (iii) the 2007 Stock Option and Restricted Stock Plan (the “2007 Plan”), (iv) the 2008 Stock Option and Restricted Stock Plan (the “2008 Plan”), (v) the 2011 Stock Option and Restricted Stock Plan (the “2011 Plan”), (vi) the 2013 Stock Option and Restricted Stock Plan (the “2013 Plan”), (vii) the 2015 Stock Option and Restricted Stock Plan (the “2015 Plan”), (viii) the 2018 Stock Option and Restricted Stock Plan (the “2018 Plan”), (ix) the 2020 Stock Option and Restricted Stock Plan (the “2020 Plan”), and (x) the 2022 Stock Option and Restricted Stock Plan (the “2022 Plan”). The 2005 Plan, 2006 Plan, 2007 Plan, 2008 Plan, 2011 Plan, 2013 Plan, 2015 Plan, 2018 Plan, 2020 Plan and 2022 Plan are referred to as the “Plans.” The Company registers all shares of common stock that are issuable under its Plans with the SEC. A total of 4 shares remain available for awards under the various Plans as of March 31, 2026.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

Activity in the various Plans during the three months ended March 31, 2026 and 2025 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	9	$1,354,200
Granted	25,000	10.20
Exercised	—	—
Forfeited	(9)	(1,354,200)
Outstanding at March 31, 2026	25,000	$10.20
Exercisable at March 31, 2026	—	$—

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	9	$1,354,200
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2025	9	$1,354,200
Exercisable at March 31, 2025	9	$1,354,200

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value stock options issued during the three months ended March 31, 2026 was $236,634. Following are certain estimates and assumptions utilized as of the issuance date to determine the grant-date fair value of the stock options issued during 2026:

Volatility – range	149.3%
Risk-free rate	3.85%
Dividend	—%
Contractual term	10.0 years
Exercise price	$10.20
Common stock issuable under the options	25,000

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the three months ended March 31, 2026 and 2025.

Compensation expense totaled $44,085 and $-0- for stock options during the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, no outstanding or exercisable options had intrinsic value, as all exercise prices exceeded the market price of the Company’s common stock on those dates. At March 31, 2026 and December 31, 2025, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of March 31, 2026:

	Outstanding options	Weighted average	Exercisable options	Weighted average
Exercise price range	Number of options	remaining contractual life	Number of options	remaining contractual life

$10.20	25,000	9.8 years	—	— years

Total	25,000	9.8 years	—	— years

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

A summary of all restricted stock activity under the equity compensation plans for the three months ended March 31, 2026 and 2025 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2026	10	59,035
Granted	—	—
Vested	(3)	(54,650)
Forfeited	—	—
Nonvested balance, March 31, 2026	7	12,183

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2025	15	$164,400
Granted	—	—
Vested	(3)	(105,900)
Forfeited	—	—
Nonvested balance, March 31, 2025	12	$280,800

The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of March 31, 2026, there was $14,026 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next twenty-two months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2026 (April 1, 2026 to December 31, 2026)	2
2027	3
2028	2
2029	—
2030	—

NOTE 15. COMMON STOCK PURCHASE WARRANTS

The following table summarizes information about shares issuable under warrants outstanding during the three months ended March 31, 2026 and 2025:

	Warrants	Weighted average exercise price
Balance, January 1, 2026	65,032	$518.11
Issuances	—	—
Exercises	—	—
Terminated/Cancelled	—	—
Balance, March 31, 2026	65,032	$518.11

	Warrants	Weighted average exercise price
Balance, January 1, 2025	363	$28,500.00
Issuance February 2025 – Prefunded Warrants	3,272	0.001
Exercise February 2025 – Prefunded Warrants	(3,272)	(0.001)
Exercise June 2024 - Series B warrants	(126)	(0.001)
Terminated/Cancelled	—	—

Balance, March 31, 2025	237	$43,500.00

The total intrinsic value of all outstanding warrants aggregated $8 and $-0- as of March 31, 2026 and 2025, respectively and the weighted average remaining term was 52.4 and 48.5 months as of March 31, 2026 and 2025, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of March 31, 2026:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$—	3	1.6 years
$31.860	41,581	4.5 years
$930.00	23,206	4.1 years
$15,060.00	202	3.2 years
$165,000.00	14	2.0 years
$195,000.00	14	2.0 years
$225,000.00	12	2.0 years

	65,032	4.4 years

September and December 2025 Detachable Purchase Warrants

In connection with the issuance of the 2025 Senior Secured Convertible Notes during September and December 2025 (see Note 9, Debt Obligations), the Company issued an aggregate of 41,581 detachable common stock purchase warrants exercisable at $31.86 per share with a five-year term from the respective dates of issuance. All 41,581 warrants remained outstanding as of March 31, 2026 and December 31, 2025.

February 2025 Purchase Warrants

On February 13, 2025, the Company issued Series A warrants in connection with an underwritten public offering. The warrants were subject to stockholder approval and contained reset provisions, and were activated on May 6, 2025. A total of 23,206 Series A warrants were issued, with an aggregate fair value of $1,340,214 at the issuance/activation date. The following are the assumptions used in calculating the estimated fair value at the issuance/activation date:

Series A warrants issuance/activation date – May 6, 2025 assumptions
Volatility – range	158.07%
Risk-free rate	3.87%
Dividend	—%
Remaining contractual term	5.0 years
Exercise price	$930.00
Common stock issuable under the warrants	23,206

On June 27, 2025, the circumstances allowing for net cash settlement outside the Company’s control were terminated, and the Series A warrants were reclassified to equity at their then-current fair value of $530,101. The $810,113 decline in fair value from $1,340,214 to $530,101 was recognized as a gain in the consolidated statement of operations during the year ended December 31, 2025. The following are the assumptions used at the transition date:

Series A warrants transition date – June 27, 2025 assumptions
Volatility – range	154.71%
Risk-free rate	3.79%
Dividend	—%
Remaining contractual term	4.86 years
Exercise price	$930.00
Common stock issuable under the warrants	23,206

As of March 31, 2026, all 23,206 Series A warrants remain outstanding.

2024 Purchase Warrants

The Company has 202 Series A warrants outstanding as of March 31, 2026 and December 31, 2025, originally issued in June 2024 in connection with an underwritten public offering. The Series A warrants are classified as derivative liabilities due to net cash settlement provisions outside the Company’s control, with an exercise price of $15,060.00 per share. The change in fair value of the Series A warrant derivative liability was $144 and $2,360,140 for the three months ended March 31, 2026 and 2025, respectively, included as a gain in the consolidated statements of operations. The following are the assumptions used in calculating the estimated fair value of the Series A warrants:

	March 31, 2026 assumptions	December 31, 2025 assumptions
Volatility – range	152.55%	151.8%
Risk-free rate	3.92%	3.73%
Dividend	—%	—%
Remaining contractual term	3.3 years	3.5 years
Exercise price	$15,060.00	$15,060.00
Common stock issuable under the warrants	202	202

2023 Purchase Warrants

On April 5, 2023, the Company issued warrants to purchase 40 shares of common stock, which are classified as derivative liabilities due to net cash settlement provisions outside the Company’s control and are marked to market at each reporting date. All 40 warrants remained outstanding as of March 31, 2026 and December 31, 2025, with exercise prices ranging from $165,000.00 to $225,000.00 per share and a remaining contractual term of approximately 2.0 years. The aggregate fair value declined from $169 at December 31, 2025 to $8 at March 31, 2026, with the $161 change recognized as a gain in the consolidated statement of operations. See Note 10, Fair Value Measurement, for additional Level 3 derivative liability activity.

NOTE 16 - STOCKHOLDERS’ EQUITY

Reverse Stock Split

On January 8, 2026, the Company, acting pursuant to a resolution of its Board of Directors, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “January 8, 2026 Charter Amendment”) to its Articles of Incorporation, as amended, to effect a one (1)-for-three (3) share reverse split (the “January 8, 2026 Reverse Stock Split”) of all of the Company’s outstanding shares of common stock, par value $0.001 per share. Pursuant to the January 8, 2026 Charter Amendment, the Reverse Stock Split became effective on January 8, 2026. As a result of the January 8, 2026 Reverse Stock Split, every three (3) shares of common stock were exchanged for one (1) share of common stock. The common stock began trading on a split-adjusted basis on Nasdaq effective with the open of the market on January 9, 2026. The January 8, 2026 Reverse Stock Split had a proportionate effect on the total number of shares of capital stock, including the common stock, that the Company is authorized to issue, which resulted in a reduction of authorized common shares from 200,000,000 to 66,666,667 as set forth pursuant to the Articles of Incorporation. No fractional shares of common stock were issued in connection with the January 8, 2026 Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of common stock were automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share, at a participant level. The January 8, 2026 Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the January 8, 2026 Reverse Stock Split. All historical share and per-share amounts reflected throughout these condensed consolidated financial statements have been adjusted to reflect the January 8, 2026 Reverse Stock Split as if the split occurred as of the earliest period presented.

On April 22, 2026, the Company, acting pursuant to a resolution of its Board of Directors adopted on April 5, 2026, filed with the Secretary of State of the State of Nevada a certificate of amendment (the “April 22, 2026 Charter Amendment”) to its Articles of Incorporation, as amended, to effect a one (1)-for-five (5) share reverse split (the “April 22, 2026 Reverse Stock Split”) of all of the Company’s outstanding shares of common stock, par value $0.001 per share. Pursuant to the April 22, 2026 Charter Amendment, the Reverse Stock Split became effective on April 22, 2026. As a result of the April 22, 2026 Reverse Stock Split, every five (5) shares of common stock were exchanged for one (1) share of common stock, reducing the number of outstanding shares of common stock from 2,633,063 to 526,860, subject to adjustment for the rounding up of fractional shares. The common stock began trading on a split-adjusted basis on Nasdaq effective with the open of the market on April 22, 2026. The record date for determining the holders of common stock entitled to receive shares of common stock following the effectiveness of the April 22, 2026 Reverse Stock Split was April 7, 2026. The April 22, 2026 Reverse Stock Split was implemented to increase the per-share trading price of the common stock for the purpose of ensuring a share price high enough to comply with the Minimum Bid Price Requirement for continued listing on Nasdaq. The April 22, 2026 Reverse Stock Split had a proportionate effect on the total number of shares of capital stock, including the common stock, that the Company is authorized to issue, which resulted in a reduction of authorized common shares from 66,666,667 to 13,333,333 as set forth pursuant to the Articles of Incorporation. The number of authorized shares of preferred stock was not affected. No fractional shares of common stock were issued in connection with the April 22, 2026 Reverse Stock Split. Stockholders who otherwise were entitled to receive fractional shares of common stock were automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share, at a participant level. The April 22, 2026 Reverse Stock Split also had a proportionate effect on all other options and warrants of the Company outstanding as of the effective date of the April 22, 2026 Reverse Stock Split. All historical share and per-share amounts reflected throughout these condensed consolidated financial statements have been adjusted to reflect the April 22, 2026 Reverse Stock Split as if the split occurred as of the earliest period presented.

Committed Equity Financing (ELOC)

On September 15, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”) with an institutional investor (the “ELOC Investor”), providing a committed equity financing facility of up to $25 million (the “Total Commitment”) over a 36-month term. Under the agreement, and subject to certain conditions and limitations, the Company may, at its sole discretion, direct the ELOC Investor to purchase shares of its common stock (“Purchase Shares”) from time to time during the term of the facility.

During the three months ended March 31, 2026, the Company issued 277,000 shares of common stock to the ELOC Investor under the ELOC Purchase Agreement for aggregate gross proceeds of $2,306,533, of which $1,726,662 was received in cash and $579,871 of transaction fees and commitment fee offsets withheld at the source by the ELOC Investor.

In connection with the ELOC Purchase Agreement, the Company agreed to pay a total commitment fee of 3% of the $25 million facility, or $750,000, which was to be satisfied through the issuance of common shares and/or through deductions from future cash proceeds from ELOC draws. During 2025, the Company issued 22,802 shares of common stock valued at $227,792 in partial satisfaction of the commitment fee, based on the closing market price of the Company’s common stock on the respective issuance dates. The remaining $522,208 commitment fee balance was satisfied during the three months ended March 31, 2026 through deductions from cash proceeds otherwise payable to the Company in connection with ELOC share issuances during the quarter, fully satisfying the $750,000 commitment fee obligation.

2025 Senior Secured Convertible Notes Conversion

During the three months ended March 31, 2026, the holders of the 2025 Senior Secured Convertible Notes elected to convert the entire $1,070,000 outstanding principal balance into 111,608 shares of the Company’s common stock at a conversion price equal to a 10% discount to the five-day volume-weighted average price of the Company’s common stock preceding each conversion. Because the conversion price was variable and did not meet the fixed-for-fixed requirement, the conversion feature embedded in the notes was bifurcated from the host debt instrument and accounted for as a derivative liability measured at fair value, with changes in fair value recognized in earnings. Upon each conversion, the bifurcated derivative liability and the unamortized debt discount were reclassified to additional paid-in capital. The aggregate impact of the conversions was an increase to additional paid-in capital of $1,357,253. Following the conversions, no balance remains outstanding under the 2025 Senior Secured Convertible Notes.

The bifurcated conversion feature derivative liability had a fair value of $852,675 as of December 31, 2025 and was fully extinguished upon conversion during the three months ended March 31, 2026. Total derivative liabilities were $852,844 as of December 31, 2025 and $8 as of March 31, 2026. See Note 9, Debt Obligations, for the original terms of the 2025 Senior Secured Convertible Notes and the conversion mechanics; Note 10, Fair Value Measurement, for the valuation methodology, inputs, and the rollforward of the Level 3 derivative liability balance; and Note 15, Common Stock Purchase Warrants, for additional information regarding the Company’s outstanding warrants classified as derivative liabilities.

Nobility Healthcare Disposition

In connection with the disposition of Nobility Healthcare on January 8, 2026 (effective January 1, 2026), the Company recorded aggregate adjustments of $4,343,217 directly to equity, presented on the “Disposition of Nobility Healthcare” line in the condensed consolidated statements of stockholders’ equity. These adjustments consisted of the $1,885,802 derecognition of the non-controlling interest in Nobility Healthcare and a $2,457,415 release of a historical consolidation adjustment to accumulated deficit. The Company has no remaining non-controlling interests as of March 31, 2026. These equity adjustments had no impact on the Company’s consolidated statement of operations or cash flows for the three months ended March 31, 2026, and do not constitute a restatement of any prior-period financial statement. See Note 22, Discontinued Operations, for additional information regarding the disposition and the components of these equity adjustments.

February 2025 Public Equity Offering

On February 14, 2025, the Company closed an underwritten public offering consisting of 262 units and 3,272 pre-funded units, generating aggregate net proceeds of $14,308,300 after underwriter fees and expenses. Each unit and pre-funded unit included Series A and Series B warrants.

Stock-Based Compensation

During the three months ended March 31, 2026, the Company recognized stock-based compensation expense of $48,971, which was recorded as an increase to additional paid-in capital.

Nasdaq Notifications

On October 17, 2025, the Company received notice from Nasdaq that it had regained full compliance with Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”) and Nasdaq Listing Rule 5550(b)(1) (the “Stockholders’ Equity Requirement”). Nasdaq placed the Company under a one-year discretionary panel monitor (the “Discretionary Panel Monitor”). Under the Discretionary Panel Monitor, the Company is not permitted to request additional time to regain compliance with any deficiencies that occur within the one-year period regarding noncompliance with the periodic filing or Bid Price Requirement. Such one-year period expires on July 31, 2026 with regard to the periodic filing rules and September 2, 2026 regarding the Bid Price Requirement. As of March 31, 2026, the Company remained subject to the Discretionary Panel Monitor. The Company is not aware of any current noncompliance with the periodic filing rules or Bid Price Requirement.

Noncontrolling Interests

For information regarding the noncontrolling interest in Nobility Healthcare, see Note 1, Nature of Business and Summary of Significant Accounting Policies and Note 22, Discontinued Operations.

NOTE 17. RELATED PARTY TRANSACTIONS

Transactions with Related Party of TicketSmarter

Note payable – related party is comprised of the following:

	March 31, 2026	December 31, 2025
Note payable – related party	$2,000,000	$2,000,000
Unamortized discount	(1,588,302)	(1,599,890)
Debt obligations	411,698	400,110
Less: current maturities of note payable-related party	—	—

Note payable -related party, long-term	$411,698	$400,110

Accrued interest – related party was $0 and $0 at March 31, 2026 and December 31, 2025, respectively.

Debt obligations mature during the twelve-month periods following March 31, 2026 as follows:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	—	—	—
2030 and thereafter	2,000,000	(1,588,302)	411,698
Total	$2,000,000	(1,588,302)	411,698

Goodman Trust Note

The note payable to the Goodman Trust (the “Goodman Trust”), the beneficiaries of which are the Chief Executive Officer of TicketSmarter, Inc. (“TicketSmarter”) and his spouse, originated in September and October 2023 when the Goodman Trust advanced a total of $2,700,000 to TicketSmarter to resolve outstanding payables at discounted rates. The officer serves as CEO of TicketSmarter but has no role at the parent company and is not an officer or director of Kustom Entertainment, Inc.

The note was amended four times between August 2024 and June 2025. Pursuant to the June 4, 2025 amendment, all payments under the note were subordinated to the Company’s $3,000,000 intercompany line of credit with TicketSmarter, and repayment of the Goodman Trust note is not expected to commence until approximately January 2037. Following the amendments, the outstanding principal balance is $2,000,000, bearing interest at 8% per annum, payable in weekly installments of $9,600 beginning January 2037.

The note was recorded at a fair value of $372,548 at the June 4, 2025 modification date, representing the present value of the deferred cash flows discounted at 13.25%, with the resulting debt discount of $1,627,452 being amortized to non-cash interest expense using the effective interest method over the remaining term of the note through 2041.

During the three months ended March 31, 2026, the Company recognized $11,587 of non-cash interest expense related to amortization of the debt discount, and no cash interest was paid. The unamortized discount balance was $1,588,302 as of March 31, 2026, compared to $1,599,890 as of December 31, 2025.

See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the original loan, the four amendments to the note, and the fair value determinations.

Company Related Party Note

In August 2024 and October 2024, the Company’s Chief Executive Officer made loans to the Company totaling $140,000 ($100,000 and $40,000, respectively) to support its operations. These loans bore interest at prime rate (8.00% at December 31, 2024) and were repayable on demand. The Company repaid these notes in full during the three months ended March 31, 2025, and the repayment is reflected within financing activities in the comparative condensed consolidated statement of cash flows. No balance was outstanding as of March 31, 2026 or December 31, 2025.

NOTE 18. GAIN ON EXTINGUISHMENT OF LIABILITIES

The Company recorded gains on the extinguishment of liabilities for the three months ended March 31, 2026 and 2025 of $63,259 and $2,220,097, respectively.

The gain recognized during the three months ended March 31, 2026 reflects discounts received by the Company in connection with the negotiated settlement of outstanding payables during the period.

The gain recognized during the three months ended March 31, 2025 reflects discounts received by the Company’s Entertainment segment in connection with the negotiated settlement of outstanding payables and contract liabilities during the period, funded by proceeds from the February 2025 underwritten public equity offering. See Note 16, Stockholders’ Equity, for additional information regarding the February 2025 offering.

NOTE 19. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share outstanding for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months ended March 31,
	2026	2025
Numerator for basic and diluted income (loss) per share – Net income (loss) attributable to common stockholders – continuing operations	$(1,513,727)	$4,259,712

Numerator for basic and diluted income (loss) per share – Net income (loss) attributable to common stockholders – discontinued operations (net of noncontrolling interests)	$(4,371,588)	$3,759

Denominator for basic income (loss) per share – weighted average shares outstanding	439,556	2,021
Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	439,556	2,021

Net income (loss) per share:
Basic:	$(13.39)	$2,109.58
Continuing operations	(3.44)	2,107.72
Discontinued operations	(9.95)	1.86

Diluted:	$(13.39)	$2,109.58
Continuing operations	(3.44)	2,107.72
Discontinued operations	(9.95)	1.86

Basic income (loss) per share is based upon the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share gives effect to all potentially dilutive securities outstanding during the period. For the three months ended March 31, 2026 and 2025, all shares issuable upon conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive and, therefore, were not included in the computation of diluted income (loss) per share.

NOTE 20. OPERATING SEGMENTS

The Company adopted ASU 2023-07 in 2024 and applied the amendment retrospectively to all periods presented in the Company’s condensed consolidated financial statements. Segment financial information is prepared in accordance with U.S. GAAP and its significant accounting policies described in Note 1. Resources are allocated and performance is assessed using segment operating income by its Chief Executive Officer, whom the Company has determined to be its CODM. The Company’s CODM utilizes segment operating income when making decisions about allocating capital and personnel to the segments, predominantly in the annual budget and quarterly forecasting processes. In addition, the Company’s CODM uses operating income, including comparison of actual results to budget and forecast, in assessing the performance of each segment and in evaluating product pricing, distribution strategies and marketing investments. The Company’s CODM reviews balance sheet information at a consolidated level. The Company computes segment operating income based on net sales revenue, less cost of goods sold, SG&A, asset impairment charges and restructuring charges. The SG&A used to compute each segment’s operating income is directly associated with the segment. The Company does not allocate non-operating income and expense, including interest or income taxes, to operating segments.

The Company operates in two reportable business segments. The Video Solutions segment encompasses its law, commercial, and shield divisions. This segment includes both service and product revenues through its subscription models offering cloud and warranty solutions, and hardware sales for video and health safety solutions. The Entertainment segment includes the Company’s ticketing and live-event operations and generates both service and product revenues through its TicketSmarter platform and related entertainment brands, acting as an intermediary between ticket buyers and sellers and also purchasing ticket inventory from primary sources for resale through various channels.

The Company’s former Revenue Cycle Management segment, which included Nobility Healthcare, is presented as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented and is therefore excluded from the segment information discussed herein. The Company completed the disposition of Nobility Healthcare on January 8, 2026. See Note 22, Discontinued Operations, for additional information.

The Company’s corporate administration activities are reported in the corporate line item. These activities primarily include expense related to certain corporate officers and support staff, certain accounting staff, expense related to the Company’s Board of Directors, stock-based compensation expense for awards granted to corporate administration employees, certain consulting expenses, investor relations activities, and a portion of the Company’s legal, auditing and professional fee expenses. Identifiable assets are those assets used by each segment in its operations. Corporate identifiable assets primarily consist of cash, goodwill, property, plant and equipment, accounts receivable, inventories, and other assets not directly attributable to the Video Solutions or Entertainment operating segments.

Geographic Information - The Company generates revenue solely from domestic customers within the United States. All of the Company’s long-lived assets are located within the United States. Accordingly, no geographic segment information is presented.

Summarized financial information for the Company’s reportable business segments is provided for the three months ended March 31, 2026, and 2025:

	Three months ended March 31, 2026
	Video Solutions	Entertainment	Corporate and other	Total
Net revenues:
Product	$226,120	$336,106	$—	$562,226
Service	882,359	2,869,651	—	3,752,010
Total segment net revenues	1,108,479	3,205,757	—	4,314,236
Less significant segment expense
Cost of Revenue - Product	401,591	380,657	—	782,248
Cost of Revenue – Service and other	321,358	2,606,583	—	2,927,941
Research and development expense	143,089	—	—	143,089
Selling, advertising and promotional expense	131,036	143,375	—	274,411
Goodwill and intangible asset impairment charge	—	—	—	—
General and administrative expense	150,351	474,180	859,003	1,483,534
Total segment operating income (loss)	$(38,946)	$(399,038)	$(859,003)	$(1,296,987)
Non-operating (expenses) income:
Interest income				76,806
Interest expense				(67,450)
Change in fair value of derivative liabilities				(289,355)
Gain on the extinguishment of liabilities				63,259
Total non-operating income (loss)				(216,740)

Income before income tax benefit (provision)				$(1,513,727)

Depreciation and amortization expense	$42,366	$20,668	$—	$63,034

Total identifiable assets, net of eliminations	$10,458,285	$3,073,751	$5,601,831	$19,133,867

	Three months ended March 31, 2025
	Video Solutions	Entertainment	Corporate and other	Total
Net revenues:
Product	$54,231	$667,119	$—	$721,350
Service	868,050	1,535,313	—	2,403,363
Total segment net revenues	922,281	2,202,432	—	3,124,713
Less significant segment expense
Cost of Revenue - Product	64,552	611,087	—	675,639
Cost of Revenue – Service and other	301,968	1,013,270	—	1,315,238
Research and development expense	84,417	—	—	84,417
Selling, advertising and promotional expense	20,517	75,864	—	96,381
General and administrative expense	283,547	806,789	844,752	1,935,088

Total segment operating income (loss)	$167,280	$(304,578)	$(844,752)	$(982,050)
Non-operating (expenses) income:
Interest income				31,975
Interest expense				(792,273)
Gain on extinguishment of debt – related party				1,249,372
Change in fair value of derivative liabilities				2,515,891

Gain on the extinguishment of liabilities				2,220,097
Other non-operating income (loss)				16,700
Total non-operating income (loss)				5,241,762

Income before income tax benefit (provision)				$4,259,712

Depreciation and amortization expense	$53,669	$340,597	$—	$394,266

Total identifiable assets, net of eliminations	$12,786,363	$4,898,381	$12,571,592	$30,256,336

Total identifiable assets as of March 31, 2025 included amounts related to the discontinued Revenue Cycle Management segment (Nobility Healthcare), which were included in the “Corporate and other” category. Following the disposition of Nobility Healthcare on January 8, 2026, no discontinued operations assets are included in identifiable assets as of March 31, 2026. See Note 22, Discontinued Operations, for additional information.

The segments recorded non-cash items affecting gross profit and operating income (loss) through the establishment of inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the Video Solutions segment of $1,751,603 and $1,849,124, and a reserve for the Entertainment segment of $71,223 and $69,817, as of March 31, 2026 and December 31, 2025, respectively.

The segment net revenues reported above represent sales to external customers. Segment gross profit represents net revenues less cost of revenues. Segment operating income (loss), which is used in management’s evaluation of segment performance, represents net revenues, less cost of revenues, less all operating expenses.

Note 21. DEFERRED REVENUE

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

During the three months ended March 31, 2026, the Company recognized $914,277 of revenue that was included in the deferred revenue balance as of December 31, 2025. Deferred revenue activity for the three months ended March 31, 2026 and the year ended December 31, 2025 was as follows:

	March 31, 2026
	December 31, 2025	Additions/Reclass	Recognized Revenue	March 31, 2026
Deferred revenue, current	$3,778,967	$174,010	$90,537	$3,862,440
Deferred revenue, non-current	4,739,356	141,727	823,740	4,057,343

	$8,518,323	$315,737	$914,277	$7,919,783

	December 31, 2025
	December 31, 2024	Additions/Reclass	Recognized Revenue	December 31, 2025
Deferred revenue, current	$4,215,401	$1,598,019	$2,034,453	$3,778,967
Deferred revenue, non-current	6,317,472	1,485,868	3,063,984	4,739,356

	$10,532,873	$3,083,887	$5,098,437	$8,518,323

The following table presents the deferred revenue balance as of March 31, 2026, disaggregated by type and operating segment:

	Video Solutions	Entertainment	Total
Extended warranty contracts	$2,213,753	$—	$2,213,753
Cloud subscription and evidence management services	4,891,711	—	4,891,711
Prepaid installation services	7,170	—	7,170
Advance ticket sales - Country Stampede	—	807,149	807,149
Total deferred revenue	$7,112,634	$807,149	$7,919,783

As of March 31, 2026, the Company expects to recognize the remaining deferred revenue balance as follows:

March 31, 2026
2026(1)	$3,862,440
2027(2)	1,684,847
2028	1,338,786
2029	698,125
2030 and thereafter	335,585

Total	$7,919,783

(1)	Represents the twelve-month period from April 1, 2026 through March 31, 2027.
(2)	Represents the nine-month period from April 1, 2027 through December 31, 2027.

Note 22. DISCONTINUED OPERATIONS

On January 8, 2026, Digital Ally Healthcare, Inc., a wholly-owned subsidiary of the Company, completed the sale of its 51% membership interest (51,000 Units) in Nobility Healthcare to Nobility LLC (the “Buyer”), an affiliate of the holders of the remaining 49% interest, effective January 1, 2026. The transaction had an effective date of January 1, 2026 for accounting purposes. Total consideration stated in the Unit Purchase Agreement was $1,450,000, consisting of $100,000 in cash paid at closing, $209,501 in closing credits applied against pre-existing intercompany balances, and a promissory note issued by the Buyer with a face value of $1,140,499, recorded at its estimated fair value of $1,117,303 on the date of disposition using an effective interest rate of 8% per annum. The sale resulted in loss of control and deconsolidation of Nobility Healthcare, and Nobility Healthcare has been presented as a discontinued operation for all periods presented.

For the three months ended March 31, 2026, the Company recognized a total loss from discontinued operations of $4,371,588, comprising three components: a $1,556,254 loss on sale, calculated as the difference between the carrying value of Nobility Healthcare’s net assets and the consideration exchanged at disposition; a $2,457,415 loss on deconsolidation, representing the write-off of parent-level investment basis and intercompany balances upon loss of control; and a $357,919 earn-out adjustment to the carrying value of the note receivable, reflecting a provisional reduction in the contractual principal balance based on post-closing performance of the divested business.

The $1,556,254 loss on sale was calculated as follows:

Amount
Cash received at closing	$100,000
Initial fair value of promissory note received	1,117,303
Derecognition of non-controlling interest carrying amount	(1,885,802)
Net consideration	(668,499)
Carrying amount of Nobility Healthcare’s net assets at disposition(1)	(887,755)

Loss on sale	$(1,556,254)

(1)	Amounts may not sum due to rounding

The $2,457,415 loss on deconsolidation represents the derecognition of parent-level investment basis and intercompany balances that no longer eliminate in consolidation upon loss of control. These amounts were eliminated in consolidation in prior periods and were not reflected in prior-period consolidated net income.

The $357,919 adjustment to the carrying value of the note receivable based on post-closing performance was recognized in connection with the quarterly earn-out mechanism provided under the promissory note, which applies during the twelve-month measurement period following the January 8, 2026 issue date. The adjustment equals 50% of the difference between the annualized cash-basis revenue of Nobility Healthcare during the measurement period and the $5,421,383 baseline 2025 revenue, applied to reduce or increase the outstanding principal of the note. Based on preliminary Q1 2026 cash-basis revenue data received from Nobility Healthcare, the Company recorded a provisional principal reduction of $347,220, reducing the face amount of the note from $1,140,499 to $793,279, together with a $10,699 adjustment to the unamortized discount on the note. The aggregate provisional adjustment of $357,919 was recognized within loss from discontinued operations, reducing the net carrying value of the note from $1,138,468 immediately before the adjustment to $780,549 at March 31, 2026 (comprising $383,909 classified as current and $396,640 classified as long-term). The formal measurement statement is contractually due approximately ten business days prior to the first installment payment scheduled for July 28, 2026, and the provisional adjustment may be revised upon receipt of the formal measurement statement.

Activity in the note receivable for the three months ended March 31, 2026 consisted of the following:

Amount
Initial fair value at origination (January 8, 2026)	$1,117,303
Accretion of original issue discount	21,165
Provisional earn-out reduction to principal	(347,220)
Adjustment to unamortized discount on the note	(10,699)
Net carrying value at March 31, 2026	$780,549

The assets and liabilities of Nobility Healthcare were classified as held for sale as of December 31, 2025, in accordance with ASC 205-20. Following the disposition on January 8, 2026, no held-for-sale assets or liabilities remain as of March 31, 2026. The following table summarizes the major classes of assets and liabilities of Nobility Healthcare that were classified as held for sale as of December 31, 2025:

	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$—	$359,304
Accounts receivable, net	—	497,713
Prepaid expenses	—	54,736
Current assets of revenue-cycle management business held-for-sale	—	911,753

Property, plant, and equipment, net	—	39,831
Goodwill and other intangible assets, net	—	—
Operating lease right of use assets, net	—	373,921
Non-current assets of revenue-cycle management business held-for-sale	—	413,752

Total assets held-for-sale	$—	$1,325,505

Liabilities:
Accounts payable	$—	$52,102
Accrued expenses	—	11,727
Operating lease obligation – short term	—	74,200
Current liabilities of revenue-cycle management business held-for-sale	—	138,029

Operating lease obligation – long term	—	299,723
Long-term liabilities of revenue-cycle management business held-for-sale	—	299,723

Total liabilities held-for-sale	$—	$437,752

The following table presents the results of Nobility Healthcare included in ‘Income (loss) from discontinued operations, net of tax’ for the three months ended March 31, 2026 and 2025. Following the sale of Nobility Healthcare on January 8, 2026 (effective January 1, 2026), no operating results from Nobility Healthcare are included for the three months ended March 31, 2026. The loss from discontinued operations for the three months ended March 31, 2026 reflects the loss on disposal and provisional earn-out adjustment described above.

	March 31, 2026	March 31, 2025
Revenues	$—	$1,350,551
Cost of revenue	—	882,888
Gross profit	—	467,663

Operating expenses	—	460,293
Income from operations	—	7,370
Loss on disposal of Nobility Healthcare	(4,013,669)	—
Provisional earn-out adjustment	(357,919)	—
Other income (expense)	—	—
Income tax expense (benefit)	—	—
Net income (loss) from discontinued operations	$(4,371,588)	$7,370

The following table summarizes the cash flows of Nobility Healthcare included in the Company’s condensed consolidated statements of cash flows within discontinued operations for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, no operating cash flows from Nobility Healthcare are reported, as the Company disposed of Nobility Healthcare on January 8, 2026 (effective January 1, 2026), and the loss from discontinued operations for the period reflects primarily non-cash disposition items.

	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net income (loss)	$(4,371,588)	$7,370
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	—	23,604
Loss on disposal of Nobility Healthcare	4,013,669	—
Provisional earn-out adjustment	357,919	—
Provision for doubtful accounts receivable	—	12,367
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	—	(125,085)
Prepaid expenses	—	10,482
Operating lease right of use assets	—	15,890
Increase (decrease) in:
Accounts payable	—	(85,648)
Accrued expenses	—	2,599
Income taxes payable	—	—
Deferred revenue	—	—
Operating lease obligations	—	(15,890)

Net cash used in operating activities – discontinued operation	—	(154,311)

Cash Flows from Investing Activities:
Purchases of leasehold improvements	—	(9,919)
Proceeds from improvement allowance	—	—

Net cash used in investing activities – discontinued operation	—	(9,919)

Cash Flows from Financing Activities:

Payments of contingent consideration promissory notes	—	—

Net cash used in financing activities – discontinued operation	—	—

Net decrease in cash, cash equivalents and restricted cash	—	(164,230)

Cash and cash equivalents, beginning of period	—	235,003

Cash and cash equivalents, end of period	$—	$70,773

Note 23. SUBSEQUENT EVENTS

Reverse Stock Split

On April 22, 2026, subsequent to the March 31, 2026 balance sheet date, the Company effected a one-for-five reverse stock split of its outstanding shares of common stock, reducing the number of outstanding shares from 2,633,063 to 526,860. All share and per-share amounts reflected throughout these condensed consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split as if it had occurred as of the earliest period presented. See Note 16, Stockholders’ Equity, for additional information.

Proposed Sale of Legacy Video Solutions Segment

On April 17, 2026, the Company and Cycurion, Inc. (Nasdaq: CYCU) entered into a revised, non-binding Memorandum of Understanding (the “MOU”) establishing terms for the sale of the Company’s legacy Video Solutions segment to Cycurion for an aggregate purchase price of $5,500,000, consisting of cash, a secured promissory note, common stock purchase warrants, and a performance-based earn-out and clawback mechanism. The parties anticipate closing on or prior to June 30, 2026, subject to completion of definitive documentation, customary closing conditions, and any necessary regulatory approvals. There can be no assurance that the transaction will close on the anticipated timeline or at all.

Committed Equity Financing (ELOC)

Subsequent to March 31, 2026, the Company exercised its right to direct the ELOC Investor to purchase a total of 50,000 shares of its common stock. Such ELOC exercises generated gross proceeds of $165,140 (net proceeds of $161,012) to the Company. As of the date of this filing, the $750,000 commitment fee has been fully satisfied. There remains approximately $22.5 million available under the ELOC Purchase Agreement for future exercises.

***********************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This quarterly report on Form 10-Q (the “Report”) of Kustom Entertainment, Inc. (the “Company”, “we”, “us”, or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal years 2025 and 2024; (2) economic and other risks for our business from the effects of the COVID-19 pandemic, including the impacts on our law-enforcement and commercial customers, suppliers and employees and on our ability to raise capital as required; (3) our ability to increase revenues, increase our margins and return to consistent profitability in the current economic and competitive environment; (4) our operation in developing markets and uncertainty as to market acceptance of our technology and new products; (5) the availability of funding from federal, state and local governments to facilitate the budgets of law enforcement agencies, including the timing, amount and restrictions on such funding; (6) our ability to maintain or expand our share of the market for our products in the domestic and international markets in which we compete, including increasing our international revenues; (7) our ability to produce our products in a cost-effective manner; (8) competition from larger, more established companies with far greater economic and human resources; (9) our ability to attract and retain quality employees; (10) risks related to dealing with governmental entities as customers; (11) our expenditure of significant resources in anticipation of sales due to our lengthy sales cycle and the potential to receive no revenue in return; (12) characterization of our market by new products and rapid technological change; (13) our dependence on sales of our EVO-HD, DVM-800, DVM-250 and FirstVu products; (14) that stockholders may lose all or part of their investment if we are unable to compete in our markets and return to profitability; (15) defects in our products that could impair our ability to sell our products or could result in litigation and other significant costs; (16) our dependence on a few manufacturers and suppliers for components of our products and our dependence on domestic and foreign manufacturers for certain of our products; (17) our ability to protect technology through patents and to protect our proprietary technology and information, such as trade secrets, through other similar means; (18) our ability to generate more recurring cloud and service revenues; (19) risks related to our license arrangements; (20) the fluctuation of our operation results from quarter to quarter; (21) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders; (22) the issuance or sale of substantial amounts of our common stock, or the perception that such sales may occur in the future, which may have a depressive effect on the market price of our securities; (23) potential dilution from the issuance of common stock underlying outstanding options and warrants; (24) our additional securities available for issuance, which, if issued, could adversely affect the rights of the holders of our common stock; (25) the volatility of our stock price due to a number of factors, including, but not limited to, a relatively limited public float; (26) our ability to integrate and realize the anticipated benefits from acquisitions; (27) our ability to maintain the listing of our common stock on Nasdaq.

Current Trends and Recent Developments for the Company

Name change

The Company changed its name from Digital Ally, Inc. to Kustom Entertainment, Inc., reflecting the strategic shift to live entertainment as the Company’s primary line of business.

Reverse stock splits

Effective January 8, 2026, the Company effected a 1-for-3 reverse stock split of its common stock. Subsequently, effective April 22, 2026, the Company effected a 1-for-5 reverse stock split to comply with the Minimum Bid Price Requirement. All share and per-share amounts presented in this Report have been retroactively adjusted to reflect both reverse stock splits.

Disposition of Nobility Healthcare

Effective January 1, 2026, pursuant to a Unit Purchase Agreement, the Company completed the sale of its 51% membership interest in Nobility Healthcare, exiting the revenue cycle management business entirely. Total consideration stated in the Agreement was $1,450,000, consisting of (i) $100,000 in cash paid at closing, (ii) closing credits of $209,501 related to prior advances from the Buyer and net working capital adjustments, and (iii) a promissory note issued by the Buyer to the Seller in the principal amount of $1,140,499, recorded at an estimated fair value of $1,117,303 on the date of disposition. The principal amount of the note is subject to quarterly earn-out adjustments during the twelve-month measurement period following the January 8, 2026 issue date, with the first installment payment scheduled for July 28, 2026 and the earn-out mechanism terminating January 8, 2027. The disposition has been accounted for as a discontinued operation, and all prior-period results of Nobility Healthcare have been reclassified accordingly. For the three months ended March 31, 2026, the Company recognized a loss from discontinued operations of $(4,371,588), consisting of (i) a $(1,556,254) loss on sale, (ii) a $(2,457,415) loss on deconsolidation, and (iii) a $(357,919) adjustment to the carrying value of the note receivable based on post-closing performance of the divested business. See Note 22, Discontinued Operations to the condensed consolidated financial statements for additional information.

Extinguishment of senior secured convertible notes

During January 2026, the holder of the Company’s Senior Secured Convertible Notes (originally issued in September 2025 and December 2025) converted the entire $1,070,000 aggregate outstanding principal balance into 111,608 shares of the Company’s common stock across eight conversion tranches, fully extinguishing the notes. In connection with the conversions, the $854,827 of remaining unamortized debt discount was eliminated against additional paid-in capital in accordance with ASC 470-20, and the bifurcated conversion feature derivative liability, with an aggregate fair value of $1,142,191 at the dates of conversion, was reclassified from derivative liabilities to additional paid-in capital. As of March 31, 2026, the Company has no outstanding convertible debt.

Segment Overview

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

Our Entertainment segment encompasses all services provided through TicketSmarter and TicketSmarter.com. Entertainment segment revenues include ticketing service charges, generally calculated as a percentage of the face value of the underlying ticket, as well as ticket sales from Company-held inventory, both of which are recognized upon the sale of the underlying tickets. Direct expenses include the cost of tickets purchased for resale and held as inventory, credit card fees, ticketing platform expenses, website maintenance, and other administrative costs

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt, nor do we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have a material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses other than the following:

We are a party to operating leases and license agreements that represent commitments for future payments and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

Comparison of the Three Months Ended March 31, 2026 and 2025

Summary Financial Data

Summarized financial information for the Company’s reportable business segments is provided for the three months ended March 31, 2026, and 2025:

	Three Months Ended March 31,
	2026	2025
Net Revenues:
Video Solutions	$1,108,479	$922,281
Entertainment	3,205,757	2,202,432
Total Net Revenues	$4,314,236	$3,124,713

Gross Profit (loss):
Video Solutions	$385,530	$555,761
Entertainment	218,517	578,075
Total Gross Profit	$604,047	$1,133,836

Operating Income (loss):
Video Solutions	$(38,946)	$167,280
Entertainment	(399,038)	(304,578)
Corporate	(859,003)	(844,752)
Total Operating Income (Loss)	$(1,296,987)	$(982,050)

Depreciation and Amortization:
Video Solutions	$42,366	$53,669
Entertainment	20,668	340,597
Total Depreciation and Amortization	$63,034	$394,266

Assets (net of eliminations):
Video Solutions	$10,458,285	$12,786,363
Entertainment	3,073,751	4,898,381
Corporate	5,601,831	12,571,592
Total Identifiable Assets	$19,133,867	$30,256,336

Total identifiable assets as of March 31, 2025 included amounts related to the discontinued Revenue Cycle Management segment (Nobility Healthcare), which were included in the “Corporate and other” category. Following the disposition of Nobility Healthcare on January 8, 2026, no discontinued operations assets are included in identifiable assets as of March 31, 2026. See Note 22, Discontinued Operations, for additional information.

The segments recorded non-cash items affecting gross profit and operating income (loss) through the establishment of inventory reserves based on estimates of excess and/or obsolete current and non-current inventory. The Company recorded a reserve for excess and obsolete inventory in the Video Solutions segment of $1,751,603 and $1,849,124, and a reserve for the Entertainment segment of $71,223 and $69,817, as of March 31, 2026 and December 31, 2025, respectively.

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

The following table presents revenues by type and segment:

	Three Months Ended March 31,
	2026	% Change	2025
Product revenues:
Video Solutions	$226,120	316.9%	$54,231
Entertainment	336,106	(49.6)%	667,119
Total product revenues	562,226	(22.1)%	721,350
Service and other revenues:
Video Solutions	882,359	1.6%	868,050
Entertainment	2,869,651	86.9%	1,535,313
Total service and other revenues	3,752,010	56.1%	2,403,363
Total revenues	$4,314,236	38.1%	$3,124,713

Our Video Solutions segment sells our products and services to customers in the following manner:

●	Sales to domestic customers are made directly to the end customer (typically a law enforcement agency or a commercial customer) through our sales force, comprised of our employees. Revenue is recorded when the product is shipped to the end customer.

●	Sales to international customers are made through independent distributors who purchase products from us at a wholesale price and sell to the end user (typically law enforcement agencies or a commercial customer) at a retail price. The distributor retains the margin as compensation for its role in the transaction. The distributor generally maintains product inventory, customer receivables and all related risks and rewards of ownership. Revenue is recorded when the product is shipped to the distributor consistent with the terms of the distribution agreement.

●	Repair parts and services for domestic and international customers are generally handled by our inside customer service employees. Revenue is recognized upon shipment of the repair parts and acceptance of the service or materials by the end customer.

Our Entertainment Segment sells our products and services to customers in the following manner:

●	Our Entertainment segment generates product revenues from the sale of tickets directly to consumers for a particular event that the Entertainment segment has previously purchased and held in inventory for ultimate resale to the end consumer. Service sales through TicketSmarter, are driven largely in part to the usage of the TicketSmarter.com marketplace by buyers and sellers, in which the Company collects service fees for each transaction completed through this platform.

We may discount our prices on specific orders based upon the size of the order, the specific customer and the competitive landscape.

Product revenues by operating segment is as follows:

	Three Months Ended March 31,
	2026	2025
Product Revenues:
Video Solutions	$226,120	$54,231
Entertainment	336,106	667,119
Total Product Revenues	$562,226	$721,350

Product revenues for the three months ended March 31, 2026 and 2025 were $562,226 and $721,350, respectively, a decrease of $159,124 (22.1%), due to the following factors:

●	Revenues generated by the Entertainment operating segment began with the Company’s September 2021 acquisition of TicketSmarter. The Entertainment operating segment generated $336,106 in product revenues for the three months ended March 31, 2026, compared to $667,119 for the three months ended March 31, 2025. This product revenue relates to the resale of tickets purchased for live events, sporting events, concerts, and theatre, then sold through various platforms to customers. The decrease in revenues is attributable to TicketSmarter’s continued strategic focus on higher-margin events to improve its gross margins, resulting in a reduction in the scope of primary ticket sales activity during the period.

●	The Company’s Video Solutions operating segment generated product revenues totaling $226,120 during the three months ended March 31, 2026, compared to $54,231 for the three months ended March 31, 2025, an increase of $171,889. The increase reflects improved inventory availability following the replenishment of the product supply chain funded by the February 2025 public equity offering, which enabled the Company to fulfill a portion of its previously existing backlog orders during the first quarter of 2026. Notwithstanding this improvement, our Video Solutions operating segment continues to experience pressure on its product revenues as our in-car and body-worn systems face increased competition from competitors that have released new products with advanced features, together with price-cutting and other competitive actions. In addition, our law enforcement revenues have continued to be affected by adverse marketplace effects related to our recent financial condition.

●	Our Video Solutions operating segment management has continued to focus on migrating commercial customers from a hardware sale model to a service fee model. Accordingly, we expect a reduction in commercial hardware sales (principally DVM-250’s, FLT-250’s, and a portion of our body-worn camera line) as we convert these customers to a service model under which we provide the hardware as part of a recurring monthly service fee. In that respect, we previously introduced a monthly subscription agreement plan for our body-worn cameras and related equipment that allows law enforcement agencies to pay a monthly service fee to obtain body-worn cameras without incurring a significant upfront capital outlay. This program has gained traction, resulting in decreased product revenues and increased service revenues. We expect this program to continue to generate traction, resulting in recurring revenues over a span of three to five years.

Service and other revenues by operating segment is as follows:

	Three months ended March 31,
	2026	2025
Service and Other Revenues:
Video Solutions	$882,359	$868,050
Entertainment	2,869,651	1,535,313
Total Service and Other Revenues	$3,752,010	$2,403,363

Service and other revenues for the three months ended March 31, 2026 and 2025 were $3,752,010 and $2,403,363, respectively, an increase of $1,348,647 (56.1%), due to the following factors:

●	Cloud revenues generated by the Video Solutions segment were $657,747 and $594,742 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $63,005 (10.6%). The increase reflects continued customer migration from local storage to cloud-based evidence management solutions, sustained subscription renewal activity, and the conversion of customers from one-time hardware purchases to multi-year cloud subscription arrangements consistent with management’s strategic shift toward a recurring-revenue service model. Cloud revenues remain a key component of the Video Solutions segment, with future growth dependent on new product introductions, customer conversion activity, and overall public-sector spending trends.

●	Revenues from extended warranty services generated by the Video Solutions segment were $171,529 and $228,430 for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $56,901 (24.9%). Extended warranty services continue to provide a predictable and recurring revenue stream tied to the installed base of video solutions hardware. The decrease reflects lower extended warranty attachment activity tied to reduced product shipment volumes in prior periods and the natural runoff of older multi-year warranty contracts. Management expects extended warranty revenue to stabilize as the installed base is refreshed through ongoing hardware shipments funded by recent capital raises.

●	The Entertainment segment generated service revenues of $2,869,651 and $1,535,313 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $1,334,338 (86.9%). The increase was primarily attributable to higher transaction volumes on the TicketSmarter platform, as well as increased activity related to ticket resale services and associated transaction fees. TicketSmarter earns service revenues by facilitating the buying and selling of tickets for live events, including concerts, sporting events, and other entertainment venues, through its online marketplace. The increase reflects continued expansion of platform usage, increased consumer engagement, and improved monetization of ticketing transactions. While service revenues increased significantly period over period, management continues to focus on optimizing pricing, managing marketing spend, and improving gross margins within the Entertainment segment, which may result in continued variability in service revenues depending on event mix, market conditions, and strategic prioritization of profitability over top-line growth.

Total revenues for the three months ended March 31, 2026 and 2025 were $4,314,236 and $3,124,713, respectively, representing an increase of $1,189,523 (38.1%), due to the reasons noted above.

Cost of Product Revenue

Overall cost of product revenue sold for the three months ended March 31, 2026 and 2025 was $782,248 and $675,639, respectively, an increase of $106,609 (15.8%). Overall cost of goods sold for products as a percentage of product revenues for the three months ended March 31, 2026 and 2025 was 139.1% and 93.7%, respectively. Cost of products sold by operating segment is as follows:

	Three Months Ended March 31,
	2026	2025
Cost of Product Revenues:
Video Solutions	$401,591	$64,552
Entertainment	380,657	611,087
Total Cost of Product Revenues	$782,248	$675,639

The increase in Video Solutions segment cost of product revenues to $401,591 for the three months ended March 31, 2026 from $64,552 for the three months ended March 31, 2025 was primarily attributable to higher product sales volumes following the replenishment of the product supply chain funded by the February 2025 public equity offering, which enabled the Company to fulfill a portion of its previously existing backlog orders during the first quarter of 2026. Cost of product revenues as a percentage of product revenues for the Video Solutions segment increased to approximately 177.6% for the three months ended March 31, 2026 from approximately 119.0% for the three months ended March 31, 2025, reflecting changes in inventory reserve activity and the continued impact of fixed manufacturing and overhead costs on the segment’s product revenue base.

The decrease in Entertainment segment cost of product revenues reflects lower absolute costs, with cost of product revenues decreasing to $380,657 for the three months ended March 31, 2026 from $611,087 for the three months ended March 31, 2025. This represents a decrease of $230,430 (37.7%), which correlates with the decrease in Entertainment segment product revenues during the period. Cost of product revenues as a percentage of product revenues increased to approximately 113.3% for the three months ended March 31, 2026 compared to approximately 91.6% for the three months ended March 31, 2025, primarily driven by changes in ticket inventory mix and write-offs of ticket inventory sold below cost or unsold following event dates.

The Company recorded a reserve for excess and obsolete inventory in the Video Solutions segment of $1,751,603 and $1,849,124 as of March 31, 2026 and December 31, 2025, respectively, representing a decrease of $97,521 (5.3%). The decrease in the reserve balance was primarily attributable to the disposal and utilization of inventory that had been fully reserved in prior periods, as well as continued inventory management and lower on-hand inventory levels during the period. The Company also recorded a reserve for excess and obsolete inventory in the Entertainment segment of $71,223 and $69,817 as of March 31, 2026 and December 31, 2025, respectively, representing a slight increase of $1,406 (2.0%). The reserve relates primarily to ticket inventory, where certain items may sell below cost or become unsellable following the related event date and therefore require write-off. The Company evaluates inventory reserves on a regular basis, considering factors such as historical sales activity, expected future demand, inventory aging, and realizable value. Management believes the recorded reserves for excess and obsolete inventories are appropriate based on inventory levels and operating conditions as of March 31, 2026.

Cost of Service Revenue

Overall cost of service revenues for the three months ended March 31, 2026 and 2025 was $2,927,941 and $1,315,238, respectively, representing an increase of $1,612,703 (122.6%). Cost of service revenues as a percentage of total service revenues increased to approximately 78.0% for the three months ended March 31, 2026 compared to approximately 54.7% for the three months ended March 31, 2025. Cost of service revenues by operating segment is as follows:

	Three months ended March 31,
	2026	2025
Cost of Service Revenues:
Video Solutions	$321,358	$301,968
Entertainment	2,606,583	1,013,270
Total Cost of Service Revenues	$2,927,941	$1,315,238

The Video Solutions segment cost of service revenues remained relatively stable, increasing slightly to $321,358 for the three months ended March 31, 2026 from $301,968 for the three months ended March 31, 2025, an increase of $19,390 (6.4%). Cost of service revenues as a percentage of service revenues for the Video Solutions segment increased to approximately 36.4% for the three months ended March 31, 2026 compared to approximately 34.8% for the three months ended March 31, 2025. The modest increase reflects higher cloud storage and service delivery costs partially offset by stable revenue performance across the Company’s cloud-based solutions and extended warranty services.

The increase in Entertainment segment cost of service revenues was primarily driven by higher transaction volumes and increased service activity within the TicketSmarter platform, including payment processing, fulfillment, and other transaction-based costs. Cost of service revenues increased to $2,606,583 for the three months ended March 31, 2026 from $1,013,270 for the three months ended March 31, 2025, an increase of $1,593,313 (157.2%). Cost of service revenues as a percentage of service revenues for the Entertainment segment increased to approximately 90.8% for the three months ended March 31, 2026 compared to approximately 66.0% for the three months ended March 31, 2025. The increase in cost as a percentage of service revenues reflects changes in transaction mix, higher variable processing costs, and continued investments to support platform scale. Management is focused on right-sizing the business and improving operational efficiency to support long-term profitability and operational stability.

Gross Profit

Overall gross profit for the three months ended March 31, 2026 and 2025 was $604,047 and $1,133,836, respectively, representing a decrease of $529,789, or 46.7%. Gross profit by operating segment was as follows:

	Three months ended March 31,
	2026	2025
Gross Profit:
Video Solutions	$385,530	$555,761
Entertainment	218,517	578,075
Total Gross Profit	$604,047	$1,133,836

The decrease in gross profit reflects increases in cost of revenue that outpaced revenue growth across both the Video Solutions segment and Entertainment segment for the three months ended March 31, 2026. Cost of revenue as a percentage of overall revenues increased to approximately 86.0% for the three months ended March 31, 2026 compared to approximately 63.7% for the three months ended March 31, 2025, resulting in a corresponding decline in gross margin. This increase was driven primarily by lower product and service margins within the Entertainment segment, including higher variable processing and fulfillment costs on the TicketSmarter platform and ticket inventory sold below cost or written off when unsold following event dates, as well as elevated cost ratios within the Video Solutions segment reflecting inventory reserve activity and continued pricing pressure. During the three months ended March 31, 2026, the Company continued to implement cost-containment and margin improvement initiatives, including workforce reductions, the completed divestiture of the Revenue Cycle Management segment, and a continued transition toward a service and subscription-based revenue model within the Video Solutions segment. Management’s longer-term objective is to improve gross margins through a more favorable revenue mix, increased adoption of higher-margin service offerings, and operational efficiencies across the organization. We plan to continue initiatives focused on more efficient management of our supply chain, including outsourcing production where appropriate, optimizing purchase quantities, and implementing more effective purchasing practices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 and 2025 were $1,901,034 and $2,115,886, respectively, representing a decrease of $214,852 (10.2%). Selling, general and administrative expenses consist primarily of research and development expenses, selling, advertising and promotional expenses, general and administrative expenses, and goodwill and intangible asset impairment charges. The significant components of selling, general and administrative expenses are as follows:

	Three Months ended March 31,
	2026	2025
Research and development expense	$143,089	$84,417
Selling, advertising and promotional expense	274,411	96,381
General and administrative expense	1,483,534	1,935,088

Total	$1,901,034	$2,115,886

Research and development expense. Our research and development expenses totaled $143,089 and $84,417 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $58,672, or 69.5%. The increase reflects continued investment in the development of new products and enhancements to existing products within the Video Solutions segment. Research and development activities include engineering costs, product design, testing, and related development efforts.

Selling, advertising and promotional expenses. Selling, advertising and promotional expenses totaled $274,411 and $96,381 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $178,030 (184.7%). The increase in selling, advertising and promotional expenses reflects higher marketing and promotional activity, including expenditures related to the TicketSmarter platform and the 2026 Country Stampede music festival scheduled for June 2026.

General and administrative expense. General and administrative expenses totaled $1,483,534 and $1,935,088 for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $451,554 (23.3%). The decrease in general and administrative expenses in the three months ended March 31, 2026 compared to the same period in 2025 is primarily attributable to a decrease in administrative salaries and continued reductions in headcount as the Company continues to right-size its expenses in this area relative to its revenues.

Operating Loss

For the reasons previously stated, our operating loss was $1,296,987 and $982,050 for the three months ended March 31, 2026 and 2025, respectively, representing an increase in operating loss of $314,937 (32.1%). Operating loss as a percentage of revenues was 30.1% in 2026 as compared to 31.4% in 2025.

Interest Income

Interest income increased to $76,806 for the three months ended March 31, 2026, from $31,975 in 2025, primarily reflecting interest accretion on the promissory note received as partial consideration in connection with the January 2026 sale of Nobility Healthcare.

Interest Expense

We incurred interest expense of $67,450 and $792,273 during the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $724,823 (91.5%). The decrease is primarily attributable to the extinguishment of the senior secured promissory notes in 2025 that carried significant debt discount amortization, as well as the conversion of the 2025 Senior Secured Convertible Notes to common stock during the three months ended March 31, 2026, which eliminated future interest expense on those instruments.

Other income (expense)

The Company recognized no other income for the three months ended March 31, 2026, compared to $16,700 for the three months ended March 31, 2025, which related to income associated with a warehouse sublease at the corporate headquarters that ceased during 2025.

Gain on Extinguishment of Debt - related party

The Company did not recognize any gain on extinguishment of debt - related party during the three months ended March 31, 2026, compared to a gain of $1,249,372 during the three months ended March 31, 2025. The prior-period gain arose from the March 20, 2025 modification of the TicketSmarter Related Party Note. Following a subsequent modification in June 2025, management changed its estimate regarding the capacity in which the noteholder was acting and reclassified the $1,249,372 to additional paid-in capital as a deemed capital contribution during the three months ended June 30, 2025. See Note 17, Related Party Transactions, for additional information.

Gain on Extinguishment of Liabilities

The Company recorded a gain on the extinguishment of liabilities of $63,259 and $2,220,097 for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $2,156,838 (97.2%).

The gain recognized during the three months ended March 31, 2026 reflects discounts received by the Company in connection with the negotiated settlement of outstanding payables during the period.

The gain recognized during the three months ended March 31, 2025 reflects income related to the Video Solutions and Entertainment segments’ ability to negotiate down payables and contract liabilities during the period, utilizing funds generated by the closing of the February 2025 public equity offering on February 13, 2025.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities for the three months ended March 31, 2026 and 2025 totaled a loss of $289,355 during the three months ended March 31, 2026 as compared to a gain of $2,515,891 during the three months ended March 31, 2025.

The loss recognized during the three months ended March 31, 2026 consists of a $289,516 loss on the bifurcated conversion feature embedded in the 2025 Senior Secured Convertible Notes (the “2025 Secured Notes”) issued in September 2025 and December 2025, partially offset by a $161 gain on the Company’s 2023 warrants resulting from the decline in their fair value over the period. Because the conversion price of the 2025 Secured Notes was variable and did not meet the fixed-for-fixed requirement under ASC 815-40, the conversion feature was bifurcated from the host debt instrument and accounted for as a derivative liability at fair value, with changes in fair value recorded as a gain or loss in the condensed consolidated statement of operations. During the three months ended March 31, 2026, the holders of the 2025 Secured Notes elected to convert the entire $1,070,000 outstanding principal balance into 111,608 shares of the Company’s common stock. The $289,516 loss reflects the change in fair value of the bifurcated conversion feature through the dates of conversion, after which the aggregate fair value of $1,142,191 was reclassified from derivative liabilities to additional paid-in capital. Following the conversions, no balance remains outstanding under the 2025 Secured Notes and the related bifurcated derivative liability was fully extinguished.

The gain recognized during the three months ended March 31, 2025 related primarily to the Series A and Series B detachable warrants issued in connection with the Company’s June 2024 capital raise, the terms of which required derivative liability treatment due to net cash settlement provisions outside the control of the Company under certain circumstances. The holders fully exercised their Series B warrants during the three months ended March 31, 2025, which contributed to a decline in the market value of the Company’s common stock and a corresponding decrease in the estimated fair value of the remaining Series A warrants.

The Company has also classified as derivative liabilities 184 warrants issued in 2023, which remained outstanding as of March 31, 2026 with an aggregate fair value of $169. These warrants are marked to market at each reporting date, with changes in fair value recorded in the condensed consolidated statement of operations.

Income (loss) before Income Tax Benefit

As a result of the above, we reported a loss before income tax benefit from continuing operations of $(1,513,727) for the three months ended March 31, 2026, compared to income before income tax benefit from continuing operations of $4,259,712 for the three months ended March 31, 2025, a decrease of $5,773,439.

Income Tax Benefit

We recorded an income tax benefit of $0 for the three months ended March 31, 2026 and 2025, respectively. The effective tax rate for both periods varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets. We determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of March 31, 2026 and December 31, 2025 primarily because of the recurring operating losses.

We have further determined to continue providing a full valuation reserve on our net deferred tax assets as of March 31, 2026.

We had approximately $168,405,000 of federal net operating loss carryforwards and $1,685,000 of research and development tax credit carryforwards as of March 31, 2026 available to offset future net taxable income.

Net Loss from continuing operations

As a result of the above, we reported a net loss from continuing operations of $(1,513,727) for the three months ended March 31, 2026, compared to net income from continuing operations of $4,259,712 for the three months ended March 31, 2025, a decrease of $5,773,439.

Net Income (Loss) from Discontinued Operations

The Company recognized a loss from discontinued operations of $(4,371,588) for the three months ended March 31, 2026, compared to income from discontinued operations of $7,370 for the three months ended March 31, 2025. The Q1 2026 loss consists of three components: (i) a $(1,556,254) loss on sale, calculated as the difference between the carrying value of Nobility Healthcare’s net assets and the consideration exchanged at disposition; (ii) a $(2,457,415) loss on deconsolidation, representing the derecognition of parent-level investment basis and intercompany balances that no longer eliminate in consolidation upon loss of control; and (iii) a $(357,919) adjustment to the carrying value of the note receivable based on post-closing performance of the divested business, recognized in connection with the quarterly earn-out adjustment mechanism defined in the Unit Purchase Agreement. See Note 22, Discontinued Operations to the condensed consolidated financial statements for additional information.

Net Income (Loss) Attributable to Noncontrolling Interests – Discontinued Operations

The Company previously held a 51% equity interest in its consolidated subsidiary, Nobility Healthcare, with the remaining 49% held by third-party venture partners. Nobility Healthcare was sold on January 8, 2026 (effective January 1, 2026), and its results have been classified as discontinued operations for all periods presented. As a result, the noncontrolling interest related to Nobility Healthcare is included within net loss from discontinued operations, and no separate noncontrolling interest is reported in continuing operations for either period. As of March 31, 2026, the Company has no remaining noncontrolling interests in any consolidated subsidiary.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported a net loss attributable to common stockholders of $(5,885,315) for the three months ended March 31, 2026, compared to net income attributable to common stockholders of $4,263,471 for the three months ended March 31, 2025, a decrease of $10,148,786.

Basic and Diluted Income/(Loss) per Share

The basic and diluted loss per share from continuing operations was $(3.44) for the three months ended March 31, 2026, compared to basic and diluted income per share from continuing operations of $2,107.72 for the three months ended March 31, 2025. The basic and diluted loss per share from discontinued operations was $(9.95) for the three months ended March 31, 2026, compared to basic and diluted income per share from discontinued operations of $1.86 for the three months ended March 31, 2025, resulting in a net basic and diluted loss per share attributable to common stockholders of $(13.39) for the three months ended March 31, 2026, compared to net basic and diluted income per share attributable to common stockholders of $2,109.58 for the three months ended March 31, 2025. All outstanding stock options, common stock purchase warrants, and shares issuable upon conversion of convertible debt were considered antidilutive and therefore excluded from the calculation of diluted loss per share for the three months ended March 31, 2026 and 2025. All share and per-share amounts have been retroactively adjusted to reflect the 1-for-5 reverse stock split effective April 22, 2026.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan: The Company has incurred net losses and negative cash flows from operating activities since inception. The Company incurred an operating loss of $1,296,987 for the three months ended March 31, 2026, continued to incur negative cash flows from operations, and had an accumulated deficit of $147,612,336 as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. In response, management has implemented and continues to implement plans intended to mitigate these conditions, including (i) continued access to the Company’s committed equity financing facility (the “ELOC”) providing up to $25,000,000 over a 36-month term, (ii) the January 8, 2026 divestiture of Nobility Healthcare, which eliminated the operating losses and working capital requirements of the Revenue Cycle Management segment, (iii) ongoing cost-reduction initiatives, including headcount reductions and facility consolidations in the Video Solutions segment, and (iv) continued evaluation of additional debt and equity financing alternatives. There can be no assurance that the Company will be successful in restoring positive cash flows and profitability, or that it will be able to raise additional financing on terms acceptable to the Company.Notwithstanding these measures, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date of issuance of these condensed consolidated financial statements.

Cash, cash equivalents: As of March 31, 2026, we had cash and cash equivalents of $1,224,321, compared to $757,369 as of December 31, 2025, representing a net increase of $466,952. The changes in cash during the three months ended March 31, 2026 resulted from the following cash flow activities from continuing operations:

●	Operating activities:	$1,171,110 of net cash used in operating activities from continuing operations for the three months ended March 31, 2026, compared to $5,600,450 of net cash used in operating activities from continuing operations for the three months ended March 31, 2025. Net cash used in operating activities was primarily impacted by the Company’s net loss from continuing operations, changes in operating assets and liabilities, and non-cash items including depreciation, amortization, change in fair value of derivative liabilities, and non-cash interest expense. The prior-period comparative reflected significant non-cash adjustments, including a $(2,515,891) gain on change in fair value of derivative liabilities, a $(2,220,097) gain on extinguishment of liabilities, a $(1,249,372) gain on extinguishment of debt - related party, and $672,490 of non-cash interest expense, together with a $4,423,032 decrease in accounts payable funded by proceeds from the February 2025 public equity offering. Following the sale of Nobility Healthcare on January 8, 2026 (effective January 1, 2026), no cash flows from discontinued operations are reflected in the three months ended March 31, 2026, compared to $154,311 of net cash used in operating activities of discontinued operations during the three months ended March 31, 2025.

●	Investing activities:	$77,727 of net cash used in investing activities from continuing operations for the three months ended March 31, 2026, compared to $75,528 of net cash used in investing activities from continuing operations for the three months ended March 31, 2025. Investing activities during the three months ended March 31, 2026 consisted of capital expenditures for property, plant and equipment and purchases of intangible assets, partially offset by $100,000 of proceeds received in connection with the Nobility Healthcare disposition. There were no cash flows from investing activities of discontinued operations during the three months ended March 31, 2026, compared to $9,919 of net cash used in investing activities of discontinued operations during the three months ended March 31, 2025.

●	Financing activities:	$1,715,789 of net cash provided by financing activities from continuing operations for the three months ended March 31, 2026, compared to $9,148,502 of net cash provided by financing activities from continuing operations for the three months ended March 31, 2025. Financing activities during the three months ended March 31, 2026 primarily consisted of $1,726,662 of net proceeds from issuances of common stock under the ELOC, partially offset by principal payments on debt obligations of $10,873. Financing activities during the three months ended March 31, 2025 primarily consisted of net proceeds of $14,308,300 from the February 2025 public equity offering and $600,000 of proceeds from an unsecured promissory note, partially offset by repayments of senior secured promissory notes of $3,600,000 and merchant advances of $1,922,750, along with other debt obligations. No financing cash flows from discontinued operations were recognized in either period.

The net result of these activities was an increase in cash of $466,952 for the three months ended March 31, 2026.

Working Capital

As of March 31, 2026, the Company had $1,224,321 of cash and cash equivalents and a net negative working capital position of $(63,091), compared to a net negative working capital position of $(2,270,311) as of December 31, 2025 (excluding amounts classified as held for sale in connection with the discontinued Revenue Cycle Management segment), representing an improvement of $2,207,220. The improvement in working capital was primarily driven by proceeds from issuances of common stock under the ELOC, the conversion of the 2025 Senior Secured Convertible Notes into common stock, and the extinguishment of the associated warrant derivative liabilities upon conversion.

Accounts receivable and other receivables represented $3,654,344 of working capital at March 31, 2026. Management intends to collect outstanding receivables on a timely basis and reduce overall receivable balances during 2026, which is expected to provide additional cash flow to support continuing operations. Inventory represented $2,148,228 of working capital as of March 31, 2026. The Company is actively managing inventory levels, and management’s objective is to reduce inventory during 2026 through sales activities. A reduction in inventory levels is expected to generate additional cash flow to support the Company’s continuing operations.

Lease Commitments and Other Contractual Obligations:

Total lease expense under the Company’s operating leases related to continuing operations was approximately $68,596 during the three months ended March 31, 2026. The following sets forth the operating lease right-of-use assets and liabilities associated with continuing operations as of March 31, 2026:

Assets:
Operating lease right of use assets	$1,020,828
Prepayment of rent	$20,592
Total operating lease right of use asset	$1,041,420

Liabilities:
Operating lease obligations-current portion	248,841
Operating lease obligations-less current portion	771,987
Total operating lease obligations	$1,020,828

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2026 (April 1, 2026 through December 31, 2026)	$236,403
2027	332,285
2028	263,789
2029	268,927
2030 and thereafter	90,218
Total undiscounted minimum future lease payments	1,191,623
Imputed interest	(170,794)
Total operating lease liability	$1,020,828

During the three months ended March 31, 2026, the Company incurred capital expenditures of $159,657, consisting primarily of purchases of property, plant and equipment. The Company does not currently have any material commitments for capital expenditures beyond normal course of business activity.

In January 2026, Kustom 440, Inc., a wholly owned subsidiary of the Company, entered into a non-cancellable artist performance agreement for the 2026 Country Stampede music festival with aggregate payment obligations totaling $750,000. As of March 31, 2026, the Company had paid the initial $187,500 deposit, with remaining contractual payment obligations of $562,500 consisting of $187,500 due no later than May 27, 2026 and $375,000 payable following the June 27, 2026 performance. See Note 13, Commitments and Contingencies, for additional details.

The Company has also agreed to pay 4% of future Gross Proceeds raised under its Equity Line of Credit through February 14, 2028, pursuant to a Settlement Agreement entered into with Aegis Capital Corp. in January 2026. The Company’s estimate with respect to the maximum reasonably possible future obligation under this arrangement is approximately $900,000, based upon the remaining undrawn commitment of the facility. This obligation is strictly contingent upon the Company’s discretionary future use of the facility. See Note 13, Commitments and Contingencies, for additional details.

Debt obligations - We have the following outstanding debt related to continuing operations as of March 31, 2026, which requires future principal payments:

March 31, 2026
Economic injury disaster loan (EIDL)	$140,210
Unsecured Promissory note – Entertainment segment	515,000
—
Total gross principal	655,210
Unamortized debt issuance costs	—
Debt obligations	655,210
Less: current maturities of debt obligations	518,575

Debt obligations, long-term	$136,635

Future principal payments on debt obligations as of March 31, 2026 are as follows:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026 (April 1, 2026 to December 31, 2026)	$517,669	$—	$517,669
2027	3,677	—	3,677
2028	3,817	—	3,817
2029	3,963	—	3,963
2030 and thereafter	126,084	—	126,084
Total	$655,210	$—	$655,210

The table above excludes the related party note payable to a trust affiliated with a TicketSmarter officer with a net carrying value of $411,698 as of March 31, 2026 ($0 current, $411,698 long-term). See Note 17, Related Party Transactions, for additional details.

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

While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows. See Note 13, Commitments and Contingencies, to the condensed consolidated financial statements and Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q for information on our litigation.

Critical Accounting Estimates

Our significant accounting policies are summarized in Note 1, Nature of Business and Summary of Significant Accounting Policies, to our condensed consolidated financial statements. While the selection and application of any accounting policy may involve some level of subjective judgments and estimates, we believe the following accounting policies and estimates are the most critical to our financial statements, potentially involve the most subjective judgments in their selection and application, and are the most susceptible to uncertainties and changing conditions:

●	Revenue Recognition / Allowance for Doubtful Accounts;

●	Allowance for Excess and Obsolete Inventory;

●	Goodwill and other intangible assets;

●	Warranty Reserves;

●	Fair Value of Warrant Derivative Liabilities and Bifurcated Embedded Derivatives;

●	Stock-based Compensation Expense; and

●	Accounting for Income Taxes.

●	Discontinued Operations

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

We also act as an intermediary between buyers and sellers through our online secondary marketplace. Revenues derived from this marketplace primarily consist of service fees from entertainment operations, and consist of one primary performance obligation, which is facilitating the transaction between the buyer and seller, being satisfied at the time the order has been confirmed. As we do not control the ticket prior to the transfer, we act as an agent in these transactions. Revenue is recognized on a net basis, net of the amount due to the seller when an order is confirmed, and the seller is then obligated to deliver the tickets to the buyer per the seller’s listing. Payment is due at the time of sale.

We review all significant, unusual, or nonstandard shipments of product or delivery of services as a routine part of our accounting and financial reporting process to determine compliance with these requirements. Extended warranties are offered on selected products, and when a customer purchases an extended warranty, the associated proceeds are treated as contract liabilities and recognized over the term of the extended warranty.

For our Video Solutions segment, our principal customers are state, local, and federal law enforcement agencies, which historically have been low risks for uncollectible accounts. However, we have commercial customers and international distributors that present a greater risk for uncollectible accounts than such law enforcement customers, and we consider a specific reserve for bad debts based on their individual circumstances. Our historical bad debts have been negligible since we commenced deliveries during 2006.

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

Inventories consisted of the following at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Raw material and component parts– Video Solutions segment	$2,685,620	$2,829,039
Work-in-process– Video Solutions segment	26,173	—
Finished goods – Video Solutions segment	1,063,069	1,149,538
Finished goods – Entertainment segment	196,192	270,856
Subtotal	3,971,054	4,249,433
Reserve for excess and obsolete inventory– Video Solutions segment	(1,751,603)	(1,849,124)
Reserve for excess and obsolete inventory – Entertainment segment	(71,223)	(69,817)
Total inventories	$2,148,228	$2,330,492

We balance the need to maintain strategic inventory levels to ensure competitive delivery performance to our customers against the risk of inventory obsolescence due to changing technology and customer requirements. As reflected above, our inventory reserves represented 45.9% of the gross inventory balance at March 31, 2026, compared to 45.2% of the gross inventory balance at December 31, 2025. We had $1,822,826 and $1,918,941 in reserves for obsolete and excess inventories at March 31, 2026 and December 31, 2025, respectively. The slight decrease in the inventory reserve is primarily attributable to write-offs of inventory that had been fully reserved in prior periods, as well as continued inventory management and lower on-hand inventory levels during the period. Additionally, the Company maintains a reasonable reserve for inventory held at the Entertainment segment, within which some inventory items sell below cost or go unsold, thus having to be fully written off following the event date. We believe the reserves are appropriate given our inventory levels as of March 31, 2026.

If actual future demand or market conditions are less favorable than those projected by management, or if significant engineering changes to our products occur that are not anticipated and appropriately managed, additional inventory write-downs may be required in excess of the inventory reserves already established.

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

We performed our annual goodwill and intangible asset impairment test as of December 31, 2025 on a full quantitative basis, given our prior-year impairment history and continued operating losses across certain segments. The Revenue Cycle Management segment (Nobility Healthcare) was classified as discontinued operations prior to the measurement date and was excluded from the annual impairment analysis. The fair value of each continuing reporting unit was estimated using a weighting of the income and market valuation approaches. The income approach applied a fair value methodology to each reporting unit based on discounted cash flows, requiring significant judgments including estimation of future cash flows, long-term revenue growth rates, and determination of our weighted average cost of capital risk-adjusted to reflect the specific risk profile of each reporting unit. The weighted average cost of capital used in our December 31, 2025 impairment test ranged from 18.4% to 22.7%. We also applied a market approach using revenue multiples of comparable publicly traded companies. The income and market approaches were equally weighted for all reporting units.

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

As a result of our December 31, 2025 annual impairment test, we recorded total non-cash goodwill and intangible asset impairment charges of $2,533,667 for the year ended December 31, 2025, all attributable to the Entertainment segment. The impairment charges consisted of (i) a $1,428,000 goodwill impairment charge, reducing the Entertainment segment goodwill balance to $4,377,507; (ii) a $746,667 full write-off of the Sponsorship Agreement Network (SAN) intangible asset, which failed the ASC 360 recoverability test based on undiscounted cash flows of $621,000 compared to the $746,667 carrying value; (iii) a $189,000 impairment charge related to the TicketSmarter trade name, reducing its carrying value to $210,000; and (iv) a $170,000 impairment charge related to the Country Stampede trade name, reducing its carrying value to $130,000. The goodwill impairment was primarily driven by the Entertainment segment’s continued operating losses, the fixed cost structure of festival operations, and the structural cost challenges within certain Entertainment segment revenue streams.

As of March 31, 2026, management evaluated whether any triggering events or changes in circumstances occurred during the three months ended March 31, 2026 that would indicate the carrying value of goodwill or long-lived assets may not be recoverable. Based on that evaluation, no triggering events were identified and no interim impairment test was performed. Accordingly, no goodwill or intangible asset impairment charges were recorded for the three months ended March 31, 2026. The Company’s remaining goodwill balance of $4,377,507 and indefinite-lived trade name carrying values of $210,000 (TicketSmarter) and $130,000 (Country Stampede) at March 31, 2026 are unchanged from December 31, 2025.

Warranty Reserves.

Historically, the Company recorded an assurance-type warranty liability related to hardware products sold. As the Company has continued its transition to a cloud-based, subscription model — where devices are typically provided as part of the service arrangement rather than sold outright — the volume of products subject to assurance-type warranties has become insignificant. For subscription deployments, the Company’s obligations primarily consist of maintenance, support, and service-level commitments, which are accounted for under ASC 606 as service obligations, with any service-level credits treated as variable consideration, rather than as assurance-type warranties. Based on historical claims experience and expected future costs, anticipated assurance-type warranty expenses are not material. Accordingly, the Company’s warranty reserve was $0 as of both March 31, 2026 and December 31, 2025, reflecting the factors noted above.

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

Accounting for Income Taxes.

Accounting for income taxes requires significant estimates and judgments on the part of management. Such estimates and judgments include, but are not limited to, the effective tax rate anticipated to apply to tax differences that are expected to reverse in the future, the sufficiency of taxable income in future periods to realize the benefits of net deferred tax assets and net operating losses currently recorded, and the likelihood that tax positions taken in tax returns will be sustained on audit.

As required by authoritative guidance, we record deferred tax assets or liabilities based on differences between financial reporting and tax bases of assets and liabilities using currently enacted rates that will be in effect when the differences are expected to reverse. Authoritative guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax asset will not be realized. As of March 31, 2026 and December 31, 2025, we have fully reserved all of our deferred tax assets. We determined that it was appropriate to maintain a full valuation allowance on our net deferred tax assets at March 31, 2026 and December 31, 2025 based on our assessment of recoverability and continued operating losses. We expect to continue to maintain a full valuation allowance until we determine that we can sustain a level of profitability that demonstrates our ability to realize these assets. To the extent we determine that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As required by authoritative guidance, we have performed a comprehensive review of our portfolio of uncertain tax positions in accordance with recognition standards established by the FASB. An uncertain tax position represents our expected treatment of a tax position taken in a filed tax return or planned to be taken in a future tax return that has not been reflected in measuring income tax expense for financial reporting purposes. We have no recorded liability as of March 31, 2026 and December 31, 2025 representing uncertain tax positions.

We have generated substantial deferred income tax assets related to our operations primarily from the charge to compensation expense taken for stock options, certain tax credit carryforwards, and net operating loss carryforwards. For us to realize the income tax benefit of these assets, we must generate sufficient taxable income in future periods when such deductions are allowed for income tax purposes. In some cases where deferred taxes were the result of compensation expense recognized on stock options, our ability to realize the income tax benefit of these assets is also dependent on our share price increasing to a point where these options have intrinsic value at least equal to the grant date fair value and are exercised. In assessing whether a valuation allowance is needed in connection with our deferred income tax assets, we have evaluated our ability to generate sufficient taxable income in future periods to utilize the benefit of the deferred income tax assets. We continue to evaluate our ability to use recorded deferred income tax asset balances. If we fail to generate taxable income for financial reporting in future years, no additional tax benefit would be recognized for those losses, since we will not have accumulated enough positive evidence to support our ability to utilize net operating loss carryforwards in the future. Therefore, we may be required to increase our valuation allowance in future periods should our assumptions regarding the generation of future taxable income not be realized.

Discontinued Operations.

Certain of the Company’s significant accounting estimates relate to businesses that have been classified as discontinued operations. Assets and liabilities of discontinued operations are measured and reported in accordance with U.S. GAAP and are presented separately from continuing operations in the condensed consolidated financial statements. Management applies the same accounting policies and estimation methodologies to discontinued operations as those applied to continuing operations, including estimates related to revenue recognition, accounts receivable collectability, inventory valuation, impairment of long-lived assets, and contingent liabilities, where applicable. The results of discontinued operations are excluded from continuing operations and presented separately in the consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The information regarding certain legal proceedings in which we are involved as set forth in Note 13 – Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1 of this Quarterly Report on Form 10-Q) is incorporated by reference into this Item 1.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended March 31, 2026 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended March 31, 2026 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description of Exhibit
3.1

Certificate of Change to the Articles of Incorporation of Digital Ally, Inc., effective on January 8, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the SEC on January 8, 2026).

3.2	Certificate of Amendment to the Articles of Incorporation of Kustom Entertainment, Inc., effective on January 8, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 8, 2026).
3.3	Amendment to the Amended and Restated Bylaws of Kustom Entertainment, Inc., effective on January 8, 2026 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K with the SEC on January 8, 2026).
3.4	Certificate of Change to the Articles of Incorporation of Kustom Entertainment, Inc., effective on April 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the SEC on April 22, 2026).
4.1	Promissory Note dated January 8, 2026 (incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K with the SEC on January 12, 2026).
10.1	Unit Purchase Agreement dated January 8, 2026, by and among Digital Ally Healthcare, Inc., Nobility LLC, and Nobility Healthcare, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K with the SEC on January 12, 2026).
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities and Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026

KUSTOM ENTERTAINMENT, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

