Form 10-Q
period 2026-09-30
KUSTOM ENTERTAINMENT, INC.
filed 2026-11-10
CIK 1342958

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________.

Commission File Number: 001-33899

KUSTOM ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-0064269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 N Winchester St, Olathe, KS 66061

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 10, 2026
Common Stock, $0.001 par value per share	650,967

FORM 10-Q

KUSTOM ENTERTAINMENT, INC.

SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,715,820	$757,369
Accounts receivable – trade	113,630	97,477
Other receivables	294,350	292,503
Notes receivable	919,167	—
Inventories, net	206,547	201,039
Prepaid expenses	1,973,381	718,485
Assets of discontinued operations – revenue-cycle management business	—	911,753
Assets of discontinued operations – video solutions business	—	6,065,112

Total current assets	5,222,895	9,043,738

Property, plant, and equipment, net	494,706	314,858
Goodwill and other intangible assets, net	5,206,678	4,849,422
Operating lease right of use assets, net	805,118	956,847
Notes receivable - long term	3,311,129	—
Other assets	518,553	230,387
Assets of discontinued operations – revenue-cycle management business	—	413,752
Assets of discontinued operations – video solutions business	—	3,519,523

Total assets	$15,559,079	$19,328,527

Liabilities and Equity
Current liabilities:
Accounts payable	$4,307,181	$3,962,544
Accrued expenses	805,959	377,843
Current portion of operating lease obligations	200,240	102,893
Deferred revenue – current	598,456	539,627
Debt obligations – current	601,055	707,826
Warrant derivative liabilities	4	852,844
Income taxes payable	—	10,441
Liabilities of discontinued operations – revenue-cycle management business	—	138,029
Liabilities of discontinued operations – video solutions business	—	3,848,278

Total current liabilities	6,512,895	10,540,325

Long-term liabilities:
Debt obligations – long term	134,797	137,541
Operating lease obligation – long term	619,415	771,586
Notes payable – related party – long term	439,011	400,110
Liabilities of discontinued operations – revenue-cycle management business	—	299,723
Liabilities of discontinued operations – video solutions business	—	4,809,286

Total liabilities	7,706,118	16,958,571

Commitments and contingencies (Note 13)

Stockholders’ Equity:

Preferred stock, $0.001 par value per share, 10,000,000 shares authorized; none issued or outstanding – September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 1,333,334 shares authorized; shares issued: 650,967 – September 30, 2026 and 13,800 – December 31, 2025*	651	14
Additional paid in capital	157,665,099	148,440,180
Noncontrolling interest in consolidated subsidiary	—	(1,885,802)
Accumulated deficit	(149,812,789)	(144,184,436)

Total equity	7,852,961	2,369,956

Total liabilities and equity	$15,559,079	$19,328,527

*	Share and per-share amounts have been retroactively adjusted to reflect the impact of reverse stock splits for all periods presented. See Note 16.

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product	$575,067	$434,793	$3,555,702	$2,880,210
Service and other	2,136,323	1,294,980	7,742,755	3,911,068

Total revenue	2,711,390	1,729,773	11,298,457	6,791,278

Cost of revenue:
Product	575,084	428,523	4,943,729	4,357,017
Service and other	1,927,357	1,111,577	7,103,976	3,218,978

Total cost of revenue	2,502,441	1,540,100	12,047,705	7,575,995

Gross profit (loss)	208,949	189,673	(749,248)	(784,717)

Selling, general and administrative expenses:
Selling, advertising and promotional expense	356,207	34,557	869,752	206,049
General and administrative expense	2,362,035	1,308,317	4,776,170	4,798,757

Total selling, general and administrative expenses	2,718,242	1,342,874	5,645,922	5,004,806

Operating loss	(2,509,293)	(1,153,201)	(6,395,170)	(5,789,523)

Other income (expense):
Interest income	105,184	17,887	237,471	95,808
Interest expense	(50,894)	(90,697)	(146,992)	(960,250)
Other income	21,425	217,136	41,917	252,603
Change in fair value of investment in equity securities	(237,320)	—	(237,320)	—
Change in fair value of derivative liabilities	10	839	(289,351)	3,373,919
Litigation settlement	—	—	(984,000)	—
Gain on extinguishment of liabilities	—	13,275	63,259	2,243,991

Total other income (expense) from continuing operations	(161,595)	158,440	(1,315,016)	5,006,071

Loss before income tax benefit (provision) from continuing operations	(2,670,888)	(994,761)	(7,710,186)	(783,452)
Income tax expense benefit (provision)	—	—	—	—
Loss from continuing operations	(2,670,888)	(994,761)	(7,710,186)	(783,452)

Discontinued operations:
Income (loss) from discontinued operations – Video Solutions	4,994,351	(88,017)	4,054,288	(643,100)
Income (loss) from discontinued operations – Revenue Cycle Management	22,852	119,436	(4,429,870)	241,088
Total income (loss) from discontinued operations	5,017,203	31,419	(375,582)	(402,012)

Income tax expense benefit (provision)	—	—	—	—
Net income (loss) from discontinued operations	5,017,203	31,419	(375,582)	(402,012)

Net income (loss)	2,346,315	(963,342)	(8,085,768)	(1,185,464)

Net income attributable to noncontrolling interests	—	58,525	—	118,133

Net income (loss) attributable to common stockholders	$2,346,315	$(1,021,867)	$(8,085,768)	$(1,303,597)

Net income (loss) per share attributable to common stockholders*
Basic:
Continuing operations	$(5.13)	$(86.38)	$(35.44)	$(126.31)
Discontinued operations	9.64	(2.35)	(1.73)	(83.86)
Net income (loss) attributable to common stockholders per share – basic	$4.51	$(88.73)	$(37.16)	$(210.17)

Diluted:
Continuing operations	$(5.13)	$(86.38)	$(35.44)	$(126.31)
Discontinued operations	9.64	(2.35)	(1.73)	(83.86)
Net income (loss) attributable to common stockholders per share – diluted	$4.51	$(88.73)	$(37.16)	$(210.17)

Weighted average shares outstanding*:
Basic	520,632	11,516	217,569	6,203
Diluted	520,632	11,516	217,569	6,203

*	Share and per-share amounts have been retroactively adjusted to reflect the impact of reverse stock splits for all periods presented. See Note 16.

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

				Noncontrolling
			Additional	Interest in
	Common Stock		Paid In	Consolidated	Accumulated
	Shares*	Amount	Capital	Subsidiary	Deficit	Total

Balance, December 31, 2024	21	$—	$129,697,784	$(1,198,286)	$(137,512,928)	$(9,013,430)
Stock-based compensation			13,824			13,824
Sale of common stock and pre-funded warrants, net of offering costs	26	—	14,308,300			14,308,300
Issuance of common stock upon exercise of pre-funded warrants	327	—	—			—
Fair value of pre-funded warrants issued along with sale of common stock	—	—	(1,803)			(1,803)
Transition of warrant derivative liability to equity upon exercise of pre-funded warrants	—	—	1,803			1,803
Issuance of common stock upon exercise of June 2024 Series B common stock purchase warrants	13	—	3,793			3,793
Transition of warrant derivative liability to equity upon exercise of Series B warrants	—	—	1,989,806	—	—	1,989,806
Net income	—	—	—	3,611	4,263,471	4,267,082
Balance, March 31, 2025	387	—	146,013,507	(1,194,675)	(133,249,457)	11,569,375

Stock-based compensation	—	—	9,741	—	—	9,741
Fair value of Series A warrants issued along with sale of common stock	—	—	(1,340,214)	—	—	(1,340,214)
Fair value of Series B warrants issued along with sale of common stock	—	—	(5,406,408)	—	—	(5,406,408)
Issuance of common stock upon exercise of February 2025 Series B common stock purchase warrants	11,129	12	(12)	—	—	—
Transition of warrant derivative liability to equity upon exercise of Series B warrants issued along with February 2025 sale of common stock	—	—	5,406,320	—	—	5,406,320
Transition of warrant derivative liability to equity of Series A warrants issued along with February 2025 sale of common stock	—	—	530,101	—	—	530,101
Deemed capital contribution related to modification of notes payable - related party	—	—	1,871,994	—	—	1,871,994
Net income (loss)	—	—	—	55,997	(4,545,201)	(4,489,204)
Balance, June 30, 2025	11,516	12	147,085,029	(1,138,678)	(137,794,658)	8,151,705

Stock-based compensation	—	—	8,885	—	—	8,885
Equity Issuances - Senior Note with detachable warrant September 2025	—	—	319,417	—	—	319,417
Net income (loss)	—	—	—	58,525	(1,021,867)	(963,342)
Balance, September 30, 2025	11,516	$12	$147,413,331	$(1,080,153)	$(138,816,525)	$7,516,665

Balance, December 31, 2025	13,800	$14	$148,440,180	$(1,885,802)	$(144,184,436)	$2,369,956
Stock-based compensation	—	—	48,971	—	—	48,971
Issuance of common stock pursuant to equity line of credit, net	27,700	28	2,060,284	—	—	2,060,312
Issuance of common stock upon conversion of convertible notes	11,161	11	101	—	—	112
Transition to additional paid-in capital upon conversion of convertible notes	—	—	1,357,253	—	—	1,357,253
Round up of fractional shares resulting from the reverse stock splits	25	—	—	—	—	—
Disposition of Nobility Healthcare	—	—	—	1,885,802	2,457,415	4,343,217
Net loss	—	—	—	—	(5,885,315)	(5,885,315)
Balance, March 31, 2026	52,686	53	$151,906,789	—	(147,612,336)	$4,294,506

Stock-based compensation	—	—	63,615	—	—	63,615
Issuance of common stock pursuant to equity line of credit, net	233,000	233	2,079,868	—	—	2,080,101
Litigation settlement	—	—	384,000	—	—	384,000
Net loss	—	—	—	—	(4,546,768)	(4,546,768)
Balance, June 30, 2026	285,686	286	$154,434,272	—	(152,159,104)	$2,275,454

Stock-based compensation	—	—	63,579	—	—	63,579
Issuance of common stock pursuant to equity line of credit, net	102,500	103	890,218	—	—	890,321
Issuance of common stock for services and other related transactions	232,500	232	2,277,060	—	—	2,277,292
Litigation settlement	30,000	30	(30)	—	—	—
Round up of fractional shares resulting from the reverse stock splits	281	—	—	—	—	—
Net income	—	—	—	—	2,346,315	2,346,315
Balance, September 30, 2026	650,967	$651	$157,665,099	$—	$(149,812,789)	$7,852,961

*	Share and per-share amounts have been retroactively adjusted to reflect the impact of reverse stock splits for all periods presented. See Note 16.

The accompanying notes are an integral part of these financial statements.

KUSTOM ENTERTAINMENT, INC.

(formerly Digital Ally, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED

(Unaudited)

	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net loss	$(8,085,768)	$(1,185,464)
Less: net income (loss) from discontinued operation, net of tax	(375,582)	(402,012)
Net income (loss) from continuing operation	(7,710,186)	(783,452)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	161,748	1,066,097
Stock based compensation	176,165	32,450
Non-cash interest expense (amortization of debt discount)	90,246	751,570
Non-cash interest income (amortization of discount on notes receivable)	(88,659)	—
Gain on extinguishment of liabilities	(63,259)	(2,243,991)
Non-cash litigation settlement	384,000	—
Change in operating lease right-of-use assets	151,729	(1,020,240)
Change in fair value of warrant derivative liability	289,351	(3,373,919)
Change in fair value of investment in equity securities	237,320	—
Stock issued for services	624,583	—
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	(16,153)	391,930
Other receivables	(1,847)	154,275
Inventories	(5,508)	45,810
Prepaid expenses	(1,848)	917,340
Other assets	153,136	460,000
Increase (decrease) in:
Accounts payable	364,310	(4,424,831)
Accrued expenses	428,113	(161,591)
Accrued interest - related party	—	177,899
Income taxes payable	(10,441)	10,441
Operating lease obligations	(54,824)	881,396
Deferred revenues	58,829	(609,245)

Net cash used in operating activities – continuing operation	(4,833,195)	(7,728,061)
Net cash used in operating activities – discontinued operation	(150,571)	(1,268,370)
Net cash used in operating activities	(4,983,766)	(8,996,431)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(287,120)	(251,373)
Purchases of intangible assets	(48,732)	(33,377)
Proceeds from collection of note receivable	118,436	—
Proceeds from sale of Video Solutions	1,250,000	—
Proceeds from sale of Nobility Healthcare	100,000	—

Net cash provided by (used in) investing activities – continuing operation	1,132,584	(284,750)
Net cash used in investing activities – discontinued operation	(12,074)	(64,569)
Net cash provided by (used in) investing activities	1,120,510	(349,319)

Cash Flows from Financing Activities:

Net proceeds from issuance of common stock under equity line of credit	4,979,698	—
Payment of equity issuance costs	(360,347)	—
Net proceeds of February 2025 public equity offering with detachable warrants	—	14,308,300
Net proceeds of September 2025 senior secured convertible notes with detachable warrants – Corporate	—	610,000
Proceeds of unsecured promissory note – Entertainment	250,000	600,000
Payments of related party note payable	—	(162,000)
Payments on Commercial Extension of Credit – Entertainment	—	(100,000)
Payments on Senior Secured Promissory Notes – Corporate	—	(3,600,000)
Payments on Merchant Advances – Corporate	—	(1,922,750)
Payments on unsecured promissory note – Entertainment	(45,000)	(50,000)
Principal payment on EIDL loan	(2,644)	(2,547)
Proceeds from issuance of common shares upon exercise of Series B warrants	—	3,793

Net cash provided by financing activities – continuing operation	4,821,707	9,684,796
Net cash provided by financing activities – discontinued operation	—	—
Net cash provided by financing activities	4,821,707	9,684,796

Net increase (decrease) in cash and cash equivalents	958,451	339,046

Cash and cash equivalents, beginning of period	757,369	454,314

Cash and cash equivalents, end of period	$1,715,820	$793,360

Supplemental disclosures of cash flow information:

Cash payments for interest	$39,938	$58,474

Cash payments for income taxes	$10,441	$5,198

Supplemental disclosures of non-cash investing and financing activities:

Note receivable received in connection with sale of discontinued operation - Nobility Healthcare, at initial fair value.	$1,117,303	$—

Note receivable received in connection with sale of discontinued operation – Video Solutions, at initial fair value.	$3,558,970	$—

Series H preferred stock of Cycurion received in connection with sale of Video Solutions, at initial fair value	$378,621	$—

Transition to additional paid-in capital upon conversion of convertible notes	$1,357,253	$—

Common stock issued for non-cash consideration	$1,821,042	$—

Issuance of common stock upon conversion of convertible notes payable	$112	$—

Deemed capital contribution related to modification of notes payable - related party	$—	$1,871,994

Fair value of warrants issued with sale of shares	$—	$6,748,425

Transition of warrant derivative liability to equity upon exercise of warrants	$—	$7,928,030

Issuance costs withheld from ELOC proceeds	$663,283	$—

Issuance of common stock upon exercise of pre-funded warrants	$—	$49

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

The Company previously operated two other reportable segments, the Revenue Cycle Management and the Video Solutions segments. The Revenue Cycle Management (“Revenue Cycle Management”) segment reflected the operations of Nobility Healthcare, LLC (“Nobility Healthcare”); following the sale of the Company’s 51% interest in Nobility Healthcare on January 8, 2026, effective January 1, 2026, the results of the revenue cycle management business have been classified as discontinued operations for all periods presented and it is no longer reported as a separate segment; its assets and liabilities were presented as held for sale as of December 31, 2025 only and were derecognized upon completion of the sale. The Video Solutions (“Video Solutions”) segment was the Company’s legacy business that produced digital video imaging, storage products, and related security and commercial applications, including both service and product revenues through subscription models offering cloud-based services and warranty solutions, as well as hardware sales for video and safety solutions. On June 24, 2026, the Company entered into an Asset Purchase Agreement to sell the Video Solutions business to Cycurion, Inc. (“Cycurion”), and the business was classified as held for sale and as a discontinued operation as of June 30, 2026. The sale was completed on August 3, 2026. The results of the Video Solutions business have been classified as discontinued operations for all periods presented and it is no longer reported as a separate segment; its assets and liabilities are presented as held for sale in the condensed consolidated balance sheet as of December 31, 2025 and were derecognized upon completion of the sale. See Note 22, Discontinued Operations.

Going Concern Matters and Management’s Plans

The accompanying condensed consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative cash flows from operating activities since inception. The Company incurred a net loss of $8,085,768 for the nine months ended September 30, 2026, including a loss from continuing operations of $7,710,186, which includes a charge of $984,000 in respect of a litigation settlement described in Note 13, Commitments and Contingencies. The Company used $4,833,195 of cash in operating activities of continuing operations during the nine months ended September 30, 2026, and had an accumulated deficit of $149,812,789 and a working capital deficit of $1,290,000 as of September 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

During the nine months ended September 30, 2026, the Company generated net proceeds of $4,979,698 from the issuance of common stock under its committed equity facility (the “ELOC”), which provides for the purchase of up to $25,000,000 of common stock over a 36-month term and under which approximately $19.4 million remained available as of September 30, 2026. Availability under the facility is subject to its terms and conditions, depends in part on the market price and trading volume of the Company’s common stock, and is subject to applicable Nasdaq rules and the number of authorized but unissued shares of common stock following the 1-for-10 reverse stock split effected October 1, 2026, as described in Note 16, Stockholders’ Equity. Management expects to continue accessing the capital markets until the Company achieves consistent positive cash flow from operations; however, there can be no assurance as to the timing or availability of such financing.

The Company completed two divestitures intended to eliminate operating losses and working capital requirements associated with its non-core businesses. Effective January 1, 2026, the Company sold its 51% membership interest in Nobility Healthcare, exiting the revenue cycle management business. On August 3, 2026, the Company completed the sale of its Video Solutions business to Cycurion, Inc., receiving cash consideration of $1,250,000, a $4,250,000 secured promissory note payable over a three-year term, and preferred stock of the buyer. The terms of the consideration and the resulting gain are described in Note 22, Discontinued Operations. The Company also continued its cost-reduction initiatives during the period, including reductions in administrative headcount and professional fees.

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

The following is a summary of the Company’s Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information in accordance with ASC 270-10-50, Interim Reporting, and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

The balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. The December 31, 2025 balance sheet has been recast to present the assets and liabilities of the Video Solutions business as held for sale, as described above. The condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and the condensed consolidated statement of cash flows for the nine months ended September 30, 2025 have been recast to present the results and cash flows of the Video Solutions and revenue cycle management businesses as discontinued operations, consistent with the current-period presentation. See Note 22, Discontinued Operations.

For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Unless otherwise indicated, the information in these notes relates to the Company’s continuing operations.

Basis of Consolidation

The accompanying condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including Digital Ally International, Inc., Digital Ally Healthcare, LLC, TicketSmarter, Inc., and Kustom 440, Inc. Nobility Healthcare, LLC, in which the Company held a 51% interest, was consolidated through December 31, 2025, with the 49% interest held by others presented as noncontrolling interest. The Company sold its interest in Nobility Healthcare effective January 1, 2026, at which time the noncontrolling interest was removed from equity, and the Company has no noncontrolling interests as of September 30, 2026. The Video Solutions business, which was operated within the parent company, was sold on August 3, 2026. The results of Nobility Healthcare and of the Video Solutions business are included in discontinued operations for all periods presented. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the estimated lives of long-lived assets, the potential impairment of long-lived assets, the fair value of warrants and options, the fair value of notes receivable and other consideration received in connection with dispositions, the recognition of revenue, inventory valuation reserve, allowances for doubtful accounts and other receivables, incremental borrowing rate on leases, the valuation allowance for deferred tax assets, and legal claims and contingencies.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and subordinated notes payable approximate fair value because of the short-term nature of these items. The Company’s investment in the Series H preferred stock of Cycurion, Inc. is measured at fair value with changes in fair value recognized in other income (expense); see Note 8, Other Assets, and Note 10, Fair Value Measurement.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, as described in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Revenue from continuing operations is generated by the Entertainment business, which generates revenue from both product and service offerings. Revenue from the Video Solutions business, for periods through June 30, 2026, and from the Revenue Cycle Management business, for periods prior to its sale effective January 1, 2026, is reported within income (loss) from discontinued operations for all periods presented. The Company reports all revenues on a gross basis, except for certain service revenues within the Entertainment business, and all revenues are reported net of sales taxes.

Entertainment

The Company reports ticketing revenue on a gross or net basis based on whether it acts as principal or agent, determined by whether it controls the ticket prior to its transfer to the buyer. For tickets held in inventory, the Company controls the ticket, acts as principal, and records revenue on a gross basis when the order is confirmed. For sales through its online secondary marketplace, the Company does not control the ticket, acts as agent, and records service-fee revenue on a net basis when the order is confirmed. Each arrangement contains a single performance obligation satisfied at order confirmation, and payment is due at the time of sale or upon delivery of the ticket.

Video Solutions (Discontinued Operations)

Revenue of the Video Solutions business, which was sold on August 3, 2026, and is reported within income (loss) from discontinued operations for all periods presented, consisted of product and service revenue. Product revenue was recognized when control of the product was transferred to the customer, typically at shipment. Service and other revenue from extended warranties, cloud services and software was recognized on a straight-line basis over the contract or service period, and repair services revenue was recognized upon customer acceptance.

Revenue Cycle Management (Discontinued Operations)

The Revenue Cycle Management business, which was sold effective January 1, 2026, is reported within income (loss) from discontinued operations for all periods presented. Its service fees, generally a percentage of invoice amounts collected, were reported on a net basis as monthly revenue upon completion of the agreed-upon service.

Deferred Revenue

Deferred revenue consists of payments received in advance of the Company’s satisfaction of the related performance obligations, principally advance ticket, camping, and sponsorship sales for the Company’s annual Country Stampede music festival, and is recognized as revenue upon completion of the related event. Deferred revenue of continuing operations is presented within current liabilities, as the related events are expected to occur within one year. See Note 21, Deferred Revenue, for the composition and activity of deferred revenue balances.

Cash and cash equivalents

Cash and cash equivalents include funds on hand, in bank and short-term investments with original maturities of ninety (90) days or less. The Company had no restricted cash as of September 30, 2026 or December 31, 2025.

The Company maintains its cash and cash equivalents in banks insured by the Federal Deposit Insurance Corporation (FDIC). At times, account balances may exceed the federally insured limit of $250,000 per bank. The Company minimizes this risk by placing its cash deposits with major financial institutions. At September 30, 2026, approximately $1.3 million of the Company’s cash deposits exceeded FDIC insurance limits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an allowance for doubtful accounts estimated in accordance with ASC 326, Financial Instruments — Credit Losses, as described in the Company’s annual report on Form 10-K for the year ended December 31, 2025.

Goodwill and Other Intangibles

Goodwill, long-lived assets and other intangible assets are accounted for as described in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Goodwill and indefinite-lived intangible assets are assessed for impairment annually as of December 31 and more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. When required, the Company determines the fair value of its reporting unit using a weighting of the income and market approaches, which requires significant judgments regarding future cash flows, growth rates, discount rates and market multiples. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, based on undiscounted cash flows at the asset group level. See Note 7, Goodwill and Other Intangible Assets.

Inventories

Inventories of continuing operations consist of tickets to live events held by the Entertainment business, which are carried at the lower of cost or net realizable value. Any unsold tickets remaining in inventory after the event are fully written off. Management establishes an inventory reserve for estimated losses on ticket inventory held at the balance sheet date. See Note 5, Inventories.

Inventories of the Video Solutions business, included within assets held for sale as of December 31, 2025, were carried at the lower of cost or net realizable value.

Prepaid inventory represents advance payments made to suppliers for event tickets not yet received, and is evaluated for recoverability with an allowance recorded when amounts are not expected to be fully realized.

Property, plant and equipment

Property, plant and equipment is stated at cost net of accumulated depreciation, which is recorded by the straight-line method over estimated useful lives of three to ten years.

Leases

Operating lease right-of-use assets and lease liabilities are recognized at the present value of future lease payments over the lease term, discounted at the Company’s incremental borrowing rate when the lease does not provide an implicit rate, and lease expense is recognized on a straight-line basis over the lease term. The Company had operating leases for copiers, offices, and warehouse space at September 30, 2026 and December 31, 2025, and no finance leases.

Income Taxes

Income taxes are accounted for as described in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. For the three and nine months ended September 30, 2026 and 2025, the Company recorded no income tax expense or benefit. The Company maintains a full valuation allowance against its net deferred tax assets as it is more likely than not that such assets will not be realized. Accordingly, no tax benefit has been recognized on the Company’s pretax losses from continuing operations, and no tax expense has been recognized on income from discontinued operations, including the gain on the sale of the Video Solutions business, which is offset by the utilization of net operating loss carryforwards subject to the valuation allowance, for the three and nine months period ended September 30, 2026 and 2025. There was no interest or penalties related to income taxes during those periods.

Research and Development Expenses

The Company expenses all research and development costs as incurred. Research and development costs were historically incurred by the Video Solutions business, and such costs are reported within income (loss) from discontinued operations for all periods presented. No research and development costs were incurred by continuing operations during the three and nine months ended September 30, 2026 and 2025.

Warrant Derivative Liabilities and Bifurcated Embedded Derivatives

Warrants that may require net cash settlement in events outside the Company’s control, and conversion features of convertible notes that are not clearly and closely related to the host debt, are classified as derivative liabilities and measured at fair value, with changes in fair value reported in earnings each period, as described in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. See Note 10, Fair Value Measurement, and Note 15, Common Stock Purchase Warrants.

Stock-Based Compensation

Stock-based compensation to employees, directors and third-party contractors is measured at grant-date fair value and recognized on a straight-line basis over the requisite service period, with forfeitures accounted for as they occur, as described in Note 1 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. See Note 14, Stock-Based Compensation.

Segment Reporting

Operating segments are components of the Company for which discrete financial information is available and regularly evaluated by the chief operating decision maker, the Company’s Chief Executive Officer, in allocating resources and assessing performance. Following the sale of the Revenue Cycle Management and the Video Solutions businesses, which are classified as discontinued operations for all periods presented, the Company’s continuing operations consist of one reportable segment, Entertainment. Corporate expenses represent the Company’s corporate administrative activities and are included in segment information but are not a separate reportable segment. Prior-period segment information has been recast to conform to the current presentation. See Note 20, Operating Segments.

Notes Receivable

Notes receivable represent amounts owed to the Company under promissory notes, including notes received as consideration in connection with the disposition of businesses. Notes receivable are initially recorded at their estimated fair value on the date of origination, with any resulting discount amortized to interest income over the term of the note using the effective-interest method. The Company evaluates notes receivable for collectibility based on the borrower’s financial condition, payment history, collateral and current economic conditions, and records an allowance for expected credit losses in accordance with ASC 326, Financial Instruments - Credit Losses, when amounts are not expected to be fully collected.

Contingent consideration arrangements on the disposition of a business are accounted for according to their form. Where an earn-out is embedded in a note receivable and adjusts the principal amount of the note based on the post-closing performance of the divested business, each adjustment is recorded as a change in the carrying amount of the note, measured as the present value of the revised contractual cash flows discounted at the note’s original effective interest rate, with the resulting gain or loss recorded within income (loss) from discontinued operations in the period the adjustment is determined. Where an earn-out or clawback is a separate arrangement that does not affect the note, an earn-out is a gain contingency recognized when resolved and a clawback is a loss contingency accrued when a loss is probable and reasonably estimable. The note received on the sale of Nobility Healthcare contains an embedded earn-out, and the sale of the Video Solutions business includes a separate earn-out and clawback arrangement. See Note 3, Notes Receivable, and Note 22, Discontinued Operations.

As of September 30, 2026, notes receivable consisted of notes received as partial consideration in connection with the sales of Nobility Healthcare on January 8, 2026 and the Video Solutions business on August 3, 2026. See Note 3, Notes Receivable, and Note 22, Discontinued Operations.

Reverse Stock Split

The Company retroactively adjusts all historical share and per-share amounts reflected throughout the condensed consolidated financial statements and other financial information to reflect reverse stock splits as if they had occurred as of the earliest period presented. The par value per share of the Company’s common stock is not affected by reverse stock splits. See Note 16, Stockholders’ Equity, for details regarding each reverse stock split effectuated during and subsequent to the periods presented.

Discontinued Operations

A component of the Company is reported as a discontinued operation when it is disposed of, or classified as held for sale, and represents a strategic shift having a major effect on the Company’s operations and financial results. A component is classified as held for sale when management commits to a plan to sell, the component is available for immediate sale in its present condition, an active program to locate a buyer has been initiated, and the sale is probable within one year at a price reasonable in relation to its fair value. Held-for-sale assets are measured at the lower of carrying amount or fair value less costs to sell, depreciation and amortization cease upon classification, results of the disposal group are reported as discontinued operations, net of tax, for all periods presented, and its assets and liabilities are presented separately as held for sale. The Company’s Revenue Cycle Management and Video Solutions businesses are reported as discontinued operations. See Note 22, Discontinued Operations.

Collaborative Arrangements

The Company evaluates arrangements under which it and another party are both active participants in a joint operating activity and are exposed to significant risks and rewards that depend on the activity’s commercial success in accordance with ASC 808, Collaborative Arrangements. Amounts receivable from or payable to a collaboration partner that is not a customer are presented based on the nature of the arrangement and are not reported as revenue from contracts with customers. Advances made to a collaboration partner that are recoverable from the Company’s share of the net revenue of the collaboration are recorded in other assets and evaluated for recoverability at each reporting date. The Company’s share of the results of the collaboration is recognized as the related events occur. See Note 8, Other Assets.

Going Concern

The Company evaluates whether conditions or events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued, and whether its plans, when implemented, will alleviate that doubt. The condensed consolidated financial statements have been prepared on a going-concern basis and do not include any adjustments that might result from the outcome of this uncertainty. See Going Concern Matters and Management’s Plans above.

New Accounting Standards

The Company adopted ASU 2024-04, Debt – Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, effective January 1, 2026; the adoption did not have a material impact on its condensed consolidated financial statements. No other new accounting standards adopted during the nine months ended September 30, 2026 had a material impact.

Recently Issued Accounting Pronouncements

The FASB has issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027; ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, effective for interim periods within annual periods beginning after December 15, 2027; and ASU 2025-12, Codification Improvements, effective for annual and interim periods beginning after December 15, 2026, which includes clarifications related to diluted earnings per share when a loss from continuing operations exists. Early adoption of each is permitted. The Company does not expect the adoption of these or other recently issued accounting pronouncements to have a material impact on its condensed consolidated financial statements.

NOTE 2. ACCOUNTS RECEIVABLE

	September 30, 2026	December 31, 2025
Accounts receivable – trade, gross	$113,630	$97,477
Less: allowance for doubtful accounts	—	—
Accounts receivable – trade, net	$113,630	$97,477

As of September 30, 2026 and December 31, 2025, the Company’s accounts receivable – trade relate entirely to its continuing operations, with no allowance for doubtful accounts considered necessary at either date.

NOTE 3. NOTES RECEIVABLE

Notes receivable were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Nobility, LLC note receivable	$616,724	$—
Cycurion, Inc. note receivable	3,613,572	—
Total notes receivable	4,230,296	—
Less: Notes receivable - current	(919,167)	—

Notes receivable – long-term	$3,311,129	$—

Notes receivable consist of the following:

(i) A promissory note received from Nobility, LLC as partial consideration for the sale of Nobility Healthcare on January 8, 2026, recorded at an estimated fair value of $1,117,303 at origination using an effective interest rate of 8% per annum. Earn-out adjustments based on the post-closing revenue of Nobility Healthcare are recognized each quarter within income (loss) from discontinued operations and reduced the face amount from $1,140,499 to $733,287 as of September 30, 2026. After principal collections of $118,436, the remaining principal of $614,851 is payable in five quarterly installments through October 2027. The carrying value was $616,724 at September 30, 2026.

(ii) A $4,250,000 secured promissory note received from Cycurion, Inc. on August 3, 2026 as partial consideration for the sale of the Video Solutions business, bearing interest at 7% per annum, payable in six monthly interest-only installments followed by 30 monthly installments of principal and interest through July 2029, and secured by the assets of the Video Solutions business. The note was recorded at an estimated fair value of $3,558,970 at origination, reflecting a discount of $691,030 imputed at a market rate of 18% per annum for a similar instrument of the issuer, which is amortized to interest income over the term of the note. The carrying value was $3,613,572 at September 30, 2026. Cycurion may prepay the note without penalty; a prepayment in full reduces the principal by $1,250,000 if made within six months of closing or by $500,000 if made within twelve months of closing. The carrying amount reflects the contractual payment schedule.

NOTE 4. OTHER RECEIVABLES

Other receivables were comprised of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Litigation receivables	$578,890	$578,890
Allowance for loss on litigation receivables	(289,445)	(289,445)
Other	4,905	3,058
Total other receivables	$294,350	$292,503

Litigation Receivables - As of September 30, 2026, the Company held litigation receivables of $578,890 related to amounts owed by Pharmaxx Medical, Inc. in connection with the Company’s breach-of-contract claims. On July 7, 2026, the court entered a default judgment in favor of the Company in the aggregate amount of $1,120,004 against Pharmaxx Medical, Inc. and Pharmaxx Inc., jointly and severally. The Company has maintained an allowance of $289,445, or 50% of the receivable, because collection of the judgment depends on post-judgment enforcement against the defendants and remains uncertain. No gain has been recognized for the amount of the judgment in excess of the recorded receivable. See Note 13, Commitments and Contingencies, for additional information regarding the Company’s legal proceedings against Pharmaxx Medical, Inc.

NOTE 5. INVENTORIES

Inventories consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Tickets and merchandise held for resale	$273,480	$270,856
Inventory reserve	(66,933)	(69,817)
Total inventories	$206,547	$201,039

As of September 30, 2026 and December 31, 2025, the Company’s inventories relate entirely to its continuing operations and consist of tickets to live events held for resale by the Entertainment business and live-event merchandise.

During the three months ended June 30, 2026, the Company changed its method of estimating the inventory valuation reserve for ticket inventory from the prior-year ratio of reserve to inventory to the Company’s actual realized loss rate on ticket inventory over the trailing four fiscal quarters, accounted for prospectively as a change in accounting estimate. The change increased cost of product revenue and loss from continuing operations, and decreased net income attributable to common stockholders, by $72,258, or $0.14 per basic and diluted share, for the three months ended September 30, 2026, and decreased loss from continuing operations and net loss attributable to common stockholders by $7,374, or $0.03 per basic and diluted share, for the nine months ended September 30, 2026.

NOTE 6. PREPAID EXPENSES

Prepaid expenses were the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Prepaid inventory	$251,028	$348,263
Prepaid advertising	420	6,214
Prepaid offering costs	687,014	227,792
Prepaid consulting	841,667	—
Other	193,252	136,216
Total prepaid expenses	$1,973,381	$718,485

As of September 30, 2026 and December 31, 2025, the Company’s prepaid expenses relate to its continuing operations. Prepaid inventory consists of deposits and advance payments to ticket suppliers, sponsors, and partners for event tickets to be received and held for resale, which are transferred to ticket inventory upon receipt of the tickets. Prepaid offering costs consist primarily of issuance costs associated with the Company’s equity line of credit, which are withheld from the proceeds of draws and charged to additional paid-in capital as shares are issued. Prepaid consulting consists of the fair value of common stock issued to consultants for services to be rendered, which is amortized to general and administrative expense on a straight-line basis over the service period of the related agreements.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:

Sponsorship agreement network	5,600,000	4,853,333	746,667	—
Search engine optimization (SEO) content	600,000	600,000	—	—
Personal seat licenses	117,339	19,883	—	97,456
Website enhancements	102,380	44,675	—	57,705
Exclusive production rights	363,000	30,250	—	332,750

	6,782,719	5,548,141	746,667	487,911

Indefinite life intangible assets:
Goodwill	6,112,507	—	1,735,000	4,377,507
Trade name and trademarks	900,000	—	560,000	340,000
Patents and trademarks pending	1,260	—	—	1,260

Total	$13,796,486	$5,548,141	$3,041,667	$5,206,678

	December 31, 2025
	Gross value	Accumulated amortization	Accumulated impairment	Net carrying value
Amortized intangible assets:
Sponsorship agreement network	5,600,000	4,853,333	746,667	—
Search engine optimization (SEO) content	600,000	600,000	—	—
Personal seat licenses	117,339	16,949	—	100,390
Website enhancements	54,908	23,383	—	31,525

	6,372,247	5,493,665	746,667	131,915

Indefinite life intangible assets:
Goodwill	6,112,507	—	1,735,000	4,377,507
Trade name and trademarks	900,000	—	560,000	340,000

Total	$13,384,754	$5,493,665	$3,041,667	$4,849,422

All goodwill and the intangible assets presented above relate to the Entertainment business.

Patents and trademarks pending will be amortized beginning at the time they are issued by the appropriate authorities. If issuance of the final patent or trademark is denied, then the amount deferred will be immediately charged to expense.

Other intangible assets are recorded at cost and amortized on a straight-line basis over the following estimated useful lives or contractual terms:

Intangible Asset Useful Life
Sponsorship agreement network	5 years
Search engine optimization (SEO) content	4 years
Personal seat licenses	30 years
Website enhancements	3 years
Exclusive production rights	2 years

Amortization expense was $39,759 and $296,470 for the three months ended September 30, 2026 and 2025, respectively, and $54,476 and $951,909 for the nine months ended September 30, 2026 and 2025, respectively. Estimated amortization expense for intangible assets with definite lives is as follows:

Year ending December 31:
2026	$54,884
2027	209,482
2028	130,362
2029	8,438
2030	3,912
2031 and thereafter	80,833

$487,911

Annual impairment test

The Company’s annual goodwill and intangible asset impairment test as of December 31, 2025 resulted in a $1,428,000 goodwill impairment charge related to the Entertainment reporting unit, as described in Note 6 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. No events or changes in circumstances were identified during the three and nine months ended September 30, 2026 that would indicate the carrying value of goodwill may not be recoverable, and accordingly no interim goodwill impairment test was performed.

Indefinite-lived intangible assets

The Company held indefinite-lived trade names and trademarks with an aggregate carrying value of $340,000 as of both September 30, 2026 and December 31, 2025, consisting of the TicketSmarter trade name of $210,000 and the Country Stampede trade name of $130,000, net of $560,000 of impairment charges recorded in prior annual impairment tests, as described in Note 6 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. No events or circumstances during the nine months ended September 30, 2026 indicated that it was more likely than not that these assets were impaired.

NOTE 8. OTHER ASSETS

Other assets were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Deposits	$27,252	$27,252
Investment in Cycurion Series H preferred stock	141,301	—
Advance payments	300,000	—
Other	50,000	203,135
Total other assets	$518,553	$230,387

Deposits consist of security deposits under the Company’s operating leases. The investment in Cycurion Series H preferred stock, which has an aggregate stated value of $600,000, was received as partial consideration for the sale of the Video Solutions business and is measured at fair value under ASC 321, Investments – Equity Securities, with changes in fair value recognized in earnings. A loss of $237,320 on the remeasurement of the investment is included in change in fair value of investment in equity securities in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026. See Note 10, Fair Value Measurement. Advance payments consist of $300,000 paid to iLiner in shares of common stock under a collaborative arrangement, which is recoverable from net revenue of the collaboration before the profit split. Other at September 30, 2026 consists of a $50,000 payment made in July 2025 to Redwood Scientific Technologies in connection with a Master Distribution Agreement. Other at December 31, 2025 also included $113,137 of deferred financing costs associated with the Company’s committed equity facility, which are now included in prepaid offering costs at September 30, 2026.

NOTE 9. DEBT OBLIGATIONS

Debt obligations were as follows at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Economic injury disaster loan (EIDL)	$138,439	$141,083
Unsecured promissory note - 2025	480,000	525,000
Unsecured promissory note - 2026	250,000	—
2025 Secured Notes	—	1,070,000
Total gross principal	868,439	1,736,083
Unamortized debt discount	(132,587)	(890,716)
Debt obligations	735,852	845,367
Less: current maturities of debt obligations	601,055	707,826

Debt obligations, long-term	$134,797	$137,541

Future principal payments on debt obligations as of September 30, 2026 are as follows:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026 (October 1, 2026 to December 31, 2026)	$480,898	$—	$480,898
2027	253,677	(132,587)	121,090
2028	3,817	—	3,817
2029	3,963	—	3,963
2030 and thereafter	126,084	—	126,084
Total	$868,439	$(132,587)	$735,852

Current maturities of debt obligations of $601,055 represent principal due within twelve months of September 30, 2026 of $733,642, comprising $480,898 due during the remainder of 2026 and $252,744 due during the first nine months of 2027, net of unamortized debt discount of $132,587.

2020 Small Business Administration Notes.

The Company’s Economic Injury Disaster Loan (“EIDL”) from the U.S. Small Business Administration, in the original principal amount of $150,000, bears interest at 3.75% per annum, has a thirty-year term, is payable in monthly principal and interest installments of $731, may be prepaid without penalty, and is secured by substantially all of the Company’s tangible and intangible personal property. The outstanding balance was $138,439 as of September 30, 2026 and $141,083 as of December 31, 2025.

Unsecured Promissory Notes

2025 Note - On February 1, 2025, the Company entered into a $600,000 unsecured promissory note with a third party in connection with its Entertainment business, bearing interest at 10.0% per annum, compounded monthly, and matured on May 5, 2025. The outstanding principal balance was $480,000 as of September 30, 2026 and $525,000 as of December 31, 2025. During the three and nine months ended September 30, 2026, the Company made principal payments of $20,000 and $45,000, respectively. The outstanding principal was not repaid at maturity. The note does not provide for default interest, and interest continues to accrue at the stated rate. The holder has not made demand for payment, and the Company has continued to make principal payments, which the holder has accepted. The Company expects to repay the remaining balance within the next twelve months, and the note is classified within current debt obligations.

2026 Note - On August 7, 2026, the Company issued a $250,000 unsecured promissory note to an individual investor in connection with its Entertainment business, due August 7, 2027, bearing interest at 8.0% per annum, payable monthly. In connection with the note, the Company issued 30,000 shares of common stock, resulting in a debt discount of $148,042 that is being amortized to interest expense over the term of the note using the effective interest method. During the three and nine months ended September 30, 2026, the Company recorded amortization of the debt discount of $15,455. As of September 30, 2026, the outstanding principal balance was $250,000 and the unamortized debt discount was $132,587.

2025 Senior Secured Convertible Note and Committed Equity Financing

During September and December 2025, the Company issued senior secured convertible notes (the “2025 Secured Notes”) with an aggregate principal amount of $1,070,000, together with detachable common stock purchase warrants, with a net carrying balance of $179,284 as of December 31, 2025 after unamortized debt discount of $890,716. During the three months ended March 31, 2026, the holders converted the entire $1,070,000 outstanding principal balance into 11,161 shares of common stock in accordance with the conversion terms of the notes. In connection with the conversions, the remaining unamortized debt discount of $854,827 was eliminated against additional paid-in capital and the bifurcated conversion feature derivative liability, with an aggregate fair value of $1,142,191 at the dates of conversion, were reclassified to additional paid-in capital; no cash consideration was exchanged. No balance remained outstanding under the 2025 Secured Notes as of September 30, 2026. See Note 15, Common Stock Purchase Warrants, regarding the related detachable warrants, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for the terms of the 2025 Secured Notes.

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

The following table represents the Company’s hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Investment in Cycurion Series H preferred stock	$—	$141,301	$—	$141,301

	$—	$141,301	$—	$141,301

Liabilities:
Warrant derivative liabilities	$—	$—	$4	$4

	$—	$—	$4	$4

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities:
Warrant derivative liabilities	$—	$—	$852,844	$852,844

	$—	$—	$852,844	$852,844

The fair value of the investment in Cycurion Series H preferred stock is determined using a market approach based on the quoted market price of Cycurion common stock multiplied by the number of common shares into which the preferred stock is convertible, and is classified within Level 2 because the preferred stock itself is not traded in an active market. See Note 8, Other Assets.

Level 3 Rollforward

The Company’s Level 3 liabilities consist of (i) the bifurcated conversion feature associated with the 2025 Secured Note, which was fully extinguished upon conversion during the nine months ended September 30, 2026, and (ii) 6 warrants issued in April 2023 and 22 Series A warrants issued in June 2024, which remained outstanding as of September 30, 2026 and had a fair value of $-0- at September 30, 2026 and (iii) 1 Series B warrant issued in February 2025, which remained outstanding at September 30, 2026 and had a fair value of $4 at September 30, 2026. The following table summarizes changes in Level 3 liabilities during the nine months ended September 30, 2026:

	Bifurcated conversion feature	Warrant Derivative Liabilities	Total
Balance, December 31, 2025	$852,692	$152	$852,844
Change in fair value recognized in earnings	289,499	(148)	289,351
Reclassification to additional paid-in capital upon conversion of 2025 Secured Notes	(1,142,191)	—	(1,142,191)
Balance, September 30, 2026	$—	$4	$4

The $289,351 change in fair value recognized in earnings during the nine months ended September 30, 2026 primarily relates to the bifurcated conversion feature of the 2025 Secured Notes and is included in the change in fair value of derivative liabilities in the condensed consolidated statement of operations. Upon conversion of the 2025 Secured Notes, the bifurcated conversion feature derivative liability with an aggregate fair value of $1,142,191 at the dates of conversion was reclassified to additional paid-in capital. See Note 9, Debt Obligations, and the condensed consolidated statements of stockholders’ equity for additional information.

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the nine months ended September 30, 2026.

Non-Recurring Fair Value Measurements

In connection with the disposition of Nobility Healthcare in January 2026, the Company received a note receivable initially recorded at its estimated fair value of $1,117,303, a Level 3 non-recurring measurement based on the present value of expected cash flows. During the nine months ended September 30, 2026, the contractual earn-out mechanism adjusted the principal amount of the note, and the carrying value was remeasured as the present value of the revised contractual cash flows discounted at the note’s original effective interest rate, resulting in a net loss of $416,201 for the nine months ended September 30, 2026, including a gain of $22,852 for the three months ended September 30, 2026, recognized within income (loss) from discontinued operations. In connection with the sale of the Video Solutions business on August 3, 2026, the Company received a $4,250,000 secured promissory note initially recorded at its estimated fair value of $3,558,970, a Level 3 non-recurring measurement based on the present value of the contractual cash flows discounted at 18%, a market rate for a similar instrument of Cycurion, the issuer of the note. See Note 3, Notes Receivable, and Note 22, Discontinued Operations.

NOTE 11. ACCRUED EXPENSES

Accrued expenses consisted of the following at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Accrued payroll and related fringes	$55,084	$10,141
Accrued taxes	161,950	87,669
Accrued interest	91,197	51,300
Accrued board of directors’ fees	67,500	160,000
Accrued litigation settlement	300,000	—
General accrued expense	130,228	68,733
	$805,959	$377,843

Accrued taxes consist of sales taxes collected on ticket and festival sales that are payable to state taxing authorities. Accrued litigation settlement represents the unpaid cash portion of a litigation settlement entered in August 2026 with a former consultant of Kustom 440, Inc. in the Kustom 440 — Former Consultant matter; see Note 13, Commitments and Contingencies. General accrued expense consists of professional fees, festival production and other vendor accruals, and other operating accruals.

NOTE 12. INCOME TAXES

The effective tax rate for the nine months ended September 30, 2026, and 2025 varied from the expected statutory rate due to the Company continuing to provide a 100% valuation allowance on net deferred tax assets. The Company determined that it was appropriate to continue the full valuation allowance on net deferred tax assets as of September 30, 2026, primarily because of the recent operating losses.

The Company incurred operating losses in recent years and it continues to be in a three-year cumulative loss position at September 30, 2026. Accordingly, the Company determined there was not sufficient positive evidence regarding its potential for future profits to outweigh the negative evidence of our three-year cumulative loss position under the guidance provided in ASC 740. Therefore, it determined to record a full valuation allowance against its deferred tax assets at September 30, 2026. The Company expects to continue to maintain a full valuation allowance until it determines that it can sustain a level of profitability that demonstrates its ability to realize these assets. To the extent the Company determines that the realization of some or all of these benefits is more likely than not based upon expected future taxable income, a portion or all of the valuation allowance will be reversed. Such a reversal would be recorded as an income tax benefit and, for some portion related to deductions for stock option exercises, an increase in shareholders’ equity.

As of September 30, 2026 and December 31, 2025, based on its 2025 tax returns as filed, the Company had the following estimated Federal net operating loss carry-forwards available to offset future taxable income:

Amount
Tax years generated:
2017 and before	$48,823,000
2018 and after	110,967,000

Federal net operating loss carry-forwards available	$159,790,000

Such tax net operating loss carry-forwards expire between 2026 and 2037 relative to Federal net operating loss carry-forwards generated in tax years 2017 and prior. Federal net operating loss carry-forwards generated in tax years 2018 and after cannot be carried back to prior years and have an indefinite life since the enactment of the Tax Cuts and Jobs Act of 2017. The Tax Cuts and Jobs Act of 2017 further provides for an annual limitation on usage equivalent to 80% of taxable income. In addition, the Company had research and development tax credit carry-forwards totaling $1,685,000 available as of September 30, 2026, which expire between 2026 and 2037.

The Company’s 2022 federal tax return was examined by the Internal Revenue Service resulting in no proposed adjustments.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

Total lease expense under the Company’s operating leases related to continuing operations was $64,957 and $195,681 for the three and nine months ended September 30, 2026, respectively. The following sets forth the operating lease right-of-use assets and liabilities associated with continuing operations as of September 30, 2026:

Assets:
Operating lease right of use assets	$805,118

Liabilities:
Operating lease obligations-current portion	200,240
Operating lease obligations-less current portion	619,415
Total operating lease obligations	$819,655

Following are the minimum lease payments for each year and in total.

Year ending December 31:
2026 (October 1, 2026 through December 31, 2026)	$64,142
2027	259,766
2028	263,789
2029	268,927
2030 and thereafter	90,218
Total undiscounted minimum future lease payments	946,842
Imputed interest	(127,187)
Total operating lease liability	$819,655

During the nine months ended September 30, 2026, the Company incurred capital expenditures of $287,120, consisting primarily of purchases of property, plant and equipment. The Company does not currently have any material commitments for capital expenditures beyond normal-course-of-business activity.

Proposed Acquisition of TFL, LLC

On August 31, 2026, the Company entered into a Unit Purchase Agreement (the “Purchase Agreement”) with TFL, LLC, a Kansas limited liability company (“TFL”), and the holders of all of the outstanding equity interests of TFL (the “Sellers”), pursuant to which the Company agreed to acquire all of the outstanding equity interests of TFL, a live event ticketing technology and ticket inventory distribution business headquartered in Overland Park, Kansas. The aggregate consideration consists of (i) $89.6 million in cash, subject to customary adjustments for TFL’s closing net debt and transaction expenses, and (ii) $22.4 million of restricted common stock, with the number of shares determined by reference to the volume-weighted average trading price of the Company’s common stock over the ten trading days preceding the closing, of which $11.2 million of shares (the “Holdback Shares”) will be issued only upon achievement of a specified target EBITDA for the period from the closing date through December 31, 2027. The Company also agreed to repay up to $35.0 million of TFL’s indebtedness at closing, and $1.5 million of the purchase price will be placed in escrow to secure purchase price adjustments and the Sellers’ indemnification obligations. The closing is subject to customary conditions, including required third-party consents, approval by the Company’s stockholders, and the Company obtaining sufficient financing. Stockholder approval was obtained on October 5, 2026. The Purchase Agreement provided that either party could terminate if the closing did not occur by October 15, 2026, the outside date specified in the Purchase Agreement, subject to extension as provided therein. On November 6, 2026, the Company, TFL and the Sellers’ Representative entered into an amendment to the Purchase Agreement extending the outside date to December 18, 2026. The amendment also requires the Company to pay the Sellers’ transaction expenses incurred after October 15, 2026 if the acquisition has not closed by the outside date, and to reimburse up to $200,000 of the Sellers’ audit costs if the Purchase Agreement is terminated. As the outside date has not yet been reached and the Purchase Agreement has not been terminated as of the date these condensed consolidated financial statements were issued, no contingent amount was accrued as of September 30, 2026. As of the date of this Quarterly Report on Form 10-Q, the acquisition has not closed and the Company has not completed the financing for the cash portion of the purchase price. The Company can provide no assurance that it will be able to complete the acquisition or the related financing, or as to the terms of the financing if completed. See Note 23, Subsequent Events.

Litigation

From time to time, the Company is a party to lawsuits and claims arising in the ordinary course of business. The Company records a liability when a loss is probable and reasonably estimable and discloses matters for which a loss is reasonably possible, and reevaluates its accruals as matters progress. The Company’s legal proceedings as of September 30, 2026 are described below.

Culp McAuley, Inc. et al.

As of September 30, 2026, the Company holds an unsatisfied judgment of $3,999,984 against Culp McAuley, Brandon Culp, and Campbell McAuley, jointly and severally. Collection of the judgment remains uncertain, and the Company’s net exposure remained zero as of September 30, 2026, with no additional losses recorded during the three and nine months ended September 30, 2026. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

Larry Roberts

As previously disclosed, in March 2024 the Company filed a complaint against Larry Roberts in the Superior Court of the State of California, County of Orange, Case No. 30-2024-01385012-CU-FR-CJC, arising from the defendant’s alleged theft and misapplication of funds intended for the purchase of goods on behalf of the Company. Discovery is ongoing, and a jury trial has been scheduled for June 7, 2027. The Company is not able to provide an estimate of the likelihood of success at this time. The matter remains open.

Pharmaxx Medical, Inc.

The Company filed a complaint against Pharmaxx Medical, Inc. in the Superior Court of the State of California, County of Riverside, Case No. CVSW2300198, alleging breach of contract arising from the failure to deliver pharmaceutical gloves. On July 7, 2026, the court entered a default judgment in favor of the Company in the aggregate amount of $1,120,004, consisting of damages of $851,482, prejudgment interest of $267,805, and costs of $717, against Pharmaxx Medical, Inc. and Pharmaxx Inc., jointly and severally. Entry of the default judgment did not change the Company’s assessment of the collectibility of the related litigation receivable of $578,890, net of an allowance of $289,445, described in Note 4, Other Receivables; collection of the judgment remains uncertain, and no gain has been recognized in respect of the amounts awarded in excess of the recorded receivable.

First Insurance Funding Corp. — Johnson County Collection Case

The Company is a defendant in a collection case filed in the District Court of Johnson County, Kansas, limited actions department, claiming the Company owed money for insurance premium funding on a cancelled policy totaling $165,890. The Company disputes that it owes the money, as it cancelled the insurance policy through its insurance broker. An answer was filed denying the claim. The matter remains open. No liability has been recorded for this matter, as the Company is unable to predict its outcome.

Kustom 440 — Former Consultant

A former consultant filed a claim against Kustom 440, Inc., a wholly owned subsidiary of the Company, seeking payment under a consulting agreement. On August 6, 2026, the parties entered into a settlement agreement resolving the matter. The Company recorded a charge of $984,000 during the three months ended June 30, 2026 in respect of the settlement, comprising $600,000 payable in cash and $384,000 representing the fair value of 30,000 shares of the Company’s common stock issuable to the plaintiff, which were issued on August 7, 2026. Of the cash portion, $300,000 was paid during the three months ended September 30, 2026 and the remaining $300,000 is included in accrued expenses as of September 30, 2026; see Note 11, Accrued Expenses.

Aegis Capital Corp.

As of September 30, 2026, the Company is subject to a contingent obligation to pay 4% of future gross proceeds raised under its equity line of credit through February 14, 2028, pursuant to a settlement agreement entered into with Aegis Capital Corp. in January 2026, which resolved a lawsuit filed by Aegis in the U.S. District Court for the Southern District of New York alleging breach of a right of first refusal; the lawsuit was subsequently dismissed without prejudice. The Company made aggregate payments of $245,347 on this matter during the nine months ended September 30, 2026, which are capitalized as prepaid offering costs and amortized to additional paid-in capital proportionally with draws under the equity line of credit. The Company’s estimate of the maximum reasonably possible future obligation is approximately $774,281, based upon the remaining undrawn commitment of the facility as of September 30, 2026. However, this obligation is contingent upon the Company’s discretionary future use of the facility and is subject to significant judgment and a variety of assumptions and known and unknown uncertainties. As a result, actual future payments may vary significantly from the current estimate.

Noota Music, LLC v. Kustom 440, Inc.

On July 19, 2026, Noota Music, LLC filed a complaint against Kustom 440, Inc. and the Company in the United States District Court for the District of Kansas arising from an artist engagement agreement for a cancelled live event, alleging breach of contract, fraud and misrepresentation, fraudulent inducement, tortious interference and unjust enrichment, and seeking approximately $350,000 of unpaid balances together with consequential and punitive damages, interest, and attorneys’ fees. Service of process was effected on August 6, 2026, and the Company has filed its answer. A scheduling conference was held on October 28, 2026, and no trial date has been set. The Company intends to defend the matter vigorously. Given the early stage of the proceeding, the Company is unable to estimate the amount or range of reasonably possible loss at this time, and no amounts have been accrued in respect of this matter.

NOTE 14. STOCK-BASED COMPENSATION

The Company recorded pre-tax compensation expense related to the grant of stock options and restricted stock issued totaling $63,579 and $8,885 for the three months ended September 30, 2026 and 2025, respectively and $176,165 and $32,450 for the nine months ended September 30, 2026 and 2025, respectively.

As of September 30, 2026, the Company has adopted various stock option and restricted stock plans which are referred to as the “Plans.” During September 2026, the Company’s Board of Directors approved the cancellation of all remaining shares available for award under the Company’s existing stock option plans. Therefore, there are no shares remaining available for awards under the various Plans as of September 30, 2026. On October 5, 2026, the Company’s stockholders approved the 2026 Kustom Entertainment, Inc. Stock Option and Restricted Stock Plan; no awards had been granted under that plan as of the date of this Quarterly Report on Form 10-Q. See Note 23, Subsequent Events.

Stock option grants. Option awards have been granted with an exercise price equal to the market price of the Company’s common stock at the date of grant with such option awards generally vesting based on the completion of continuous service and having ten-year contractual terms. These option awards typically provide for accelerated vesting if there is a change in control (as defined in the Plans). Activity in the various Plans during the nine months ended September 30, 2026 and 2025 is reflected in the following table:

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2026	9	$1,354,200
Granted	2,500	102.00
Exercised	—	—
Forfeited	(9)	(1,354,200)
Outstanding at September 30, 2026	2,500	$102.00
Exercisable at September 30, 2026	—	$—

Options	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2025	9	$1,354,200
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2025	9	$1,354,200
Exercisable at September 30, 2025	9	$1,354,200

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The total estimated grant date fair value of stock options issued during the nine months ended September 30, 2026 was $236,634. Following are certain estimates and assumptions utilized as of the issuance date to determine the grant-date fair value of the stock options issued during 2026:

Volatility – range	149.3%
Risk-free rate	3.85%
Dividend	—%
Contractual term	10.0 years
Exercise price	$102.00
Common stock issuable under the options	2,500

The Plans allow for the cashless exercise of stock options. This provision allows the option holder to surrender/cancel options with an intrinsic value equivalent to the purchase/exercise price of other options exercised. There were no shares surrendered pursuant to cashless exercises during the nine months ended September 30, 2026 and 2025.

Compensation expense totaled $59,645 and $-0- for stock options during the three months ended September 30, 2026 and 2025, respectively and $162,726 and $-0- for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and 2025, no outstanding or exercisable options had intrinsic value, as all exercise prices exceeded the market price of the Company’s common stock on those dates. At September 30, 2026 and December 31, 2025, the aggregate intrinsic value of options outstanding was approximately $-0- and $-0-, respectively, and the aggregate intrinsic value of options exercisable was approximately $-0- and $-0-, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable options under the Company’s option plans as of September 30, 2026:

	Outstanding options	Weighted average	Exercisable options	Weighted average
Exercise price range	Number of options	remaining contractual life	Number of options	remaining contractual life

$102.00	2,500	9.3 years	—	— years

Total	2,500	9.3 years	—	— years

Restricted stock grants. The Board of Directors has granted restricted stock awards under the Plans. Restricted stock awards are valued on the date of grant and have no purchase price for the recipient. Restricted stock awards typically vest over one to four years corresponding to anniversaries of the grant date. Under the Plans, unvested shares of restricted stock awards may be forfeited upon the termination of service to or employment with the Company, depending upon the circumstances of termination. Except for restrictions placed on the transferability of restricted stock, holders of unvested restricted stock have full stockholders’ rights, including voting rights and the right to receive cash dividends.

A summary of all restricted stock activity under the equity compensation plans for the nine months ended September 30, 2026 and 2025 is as follows:

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2026	10	$59,035
Granted	—	—
Vested	(5)	(14,855)
Forfeited	—	—
Nonvested balance, September 30, 2026	5	$44,180

	Number of Restricted shares	Weighted average grant date fair value
Nonvested balance, January 1, 2025	15	$164,400
Granted	—	—
Vested	(5)	(105,365)
Forfeited	—	—
Nonvested balance, September 30, 2025	10	$59,035

Compensation expense related to restricted stock totaled $3,934 and $8,885 for the three months ended September 30, 2026 and 2025, respectively, and $13,439 and $32,450 for the nine months ended September 30, 2026 and 2025, respectively. The Company estimated the fair market value of these restricted stock grants based on the closing market price on the date of the grant. As of September 30, 2026, there was $5,473 of total unrecognized compensation costs related to all remaining non-vested restricted stock grants, which will be amortized over the next fifteen months in accordance with their respective vesting scale.

The nonvested balance of restricted stock vests as follows:

Years ended	Number of shares

2026 (October 1, 2026 to December 31, 2026)	—
2027	3
2028	2
2029	—
2030	—

NOTE 15. COMMON STOCK PURCHASE WARRANTS

The following table summarizes information about shares issuable under warrants outstanding during the nine months ended September 30, 2026 and 2025:

	Warrants	Weighted average exercise price
Balance, January 1, 2026	6,525	$5,834.84
Issuances	—	—
Exercises	—	—
Terminated/Cancelled	—	—
Balance, September 30, 2026	6,525	$5,834.84

	Warrants	Weighted average exercise price
Balance, January 1, 2025	41	$366,175.61
Issuance February 2025 – Prefunded Warrants	327	0.001
Issuance/activation of February 2025 – Series A Warrants	2,337	9,300.00
Issuance of September 2025 – Detachable Warrants	3,178	318.60
Issuance/activation of February 2025 – Series B Warrants	11,129	—
Exercise February 2025 – Prefunded Warrants	(327)	(0.001)
Exercise June 2024 - Series B warrants	(13)	(0.001)
Exercise February 2025 – Series B Warrants	(11,128)	—
Terminated/Cancelled	—	—

Balance, September 30, 2025	5,544	$6,810.93

The total intrinsic value of all outstanding warrants aggregated $4 and $-0- as of September 30, 2026 and 2025, respectively, and the weighted average remaining term was 46.2 and 57.9 months as of September 30, 2026 and 2025, respectively.

The following table summarizes the range of exercise prices and weighted average remaining contractual life for outstanding and exercisable warrants to purchase shares of common stock as of September 30, 2026:

	Outstanding and exercisable warrants
Exercise price	Number of warrants	Weighted average remaining contractual life
$—	1	1.1 years
$318.60	4,159	4.0 years
$9,300.00	2,337	3.6 years
$150,600.00	22	2.7 years
$1,650,000.00	2	1.5 years
$1,950,000.00	2	1.5 years
$2,250,000.00	2	1.5 years

	6,525	3.9 years

September and December 2025 Detachable Purchase Warrants

In connection with the issuance of the 2025 Secured Notes during September and December 2025, as described in Note 9, Debt Obligations, the Company issued an aggregate of 4,159 detachable common stock purchase warrants exercisable at $318.60 per share with a five-year term from the respective dates of issuance. All 4,159 warrants remained outstanding as of September 30, 2026 and December 31, 2025.

February 2025 Purchase Warrants

The Company has 2,337 Series A warrants outstanding as of September 30, 2026 and December 31, 2025, issued in February 2025 in connection with an underwritten public offering, with an exercise price of $9,300.00 per share. The warrants are classified in equity. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information.

2024 Purchase Warrants

The Company has 22 Series A warrants outstanding as of September 30, 2026 and December 31, 2025, originally issued in June 2024 in connection with an underwritten public offering, with an exercise price of $150,600 per share. The warrants are classified as derivative liabilities due to net cash settlement provisions outside the Company’s control and are remeasured at fair value at each reporting date. The aggregate fair value was $-0- as of September 30, 2026 and $144 as of December 31, 2025, as the warrants are substantially out of the money. See Note 10, Fair Value Measurement, for Level 3 derivative liability activity.

2023 Purchase Warrants

The Company has 6 warrants outstanding as of September 30, 2026 and December 31, 2025, issued in April 2023, with exercise prices ranging from $1,650,000 to $2,250,000 per share. The warrants are classified as derivative liabilities due to net cash settlement provisions outside the Company’s control and are remeasured at fair value at each reporting date. The aggregate fair value of the 2023 warrants was $-0- as of September 30, 2026 and December 31, 2025. See Note 10, Fair Value Measurement.

NOTE 16. STOCKHOLDERS’ EQUITY

Reverse Stock Splits

On January 8, 2026, the Company effected a one-for-three reverse stock split of its outstanding common stock, proportionately reducing the number of authorized shares of common stock from 200,000,000 to 66,666,667. On April 22, 2026, the Company effected a one-for-five reverse stock split, proportionately reducing the number of authorized shares of common stock from 66,666,667 to 13,333,333. On October 1, 2026, the Company effected a one-for-ten reverse stock split (the “October 2026 Split”), proportionately reducing the number of authorized shares of common stock from 13,333,333 to 1,333,334. The number of authorized shares of preferred stock was not affected by any of the splits.

No fractional shares were issued in connection with any reverse stock split; stockholders otherwise entitled to a fractional share were entitled to receive one whole share in lieu thereof, at the participant level. Each reverse stock split had a proportionate effect on all outstanding options and warrants. All share and per-share amounts throughout these condensed consolidated financial statements, including authorized shares, have been retroactively adjusted to reflect all three reverse stock splits, including the October 2026 Split, which was effected subsequent to September 30, 2026, but prior to the issuance of these condensed consolidated financial statements, as if they had occurred as of the earliest period presented. Accordingly, the 1,333,334 authorized shares of common stock presented on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 reflect the October 2026 Split applied retroactively to both dates. On October 5, 2026, the Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to increase the Company’s authorized capital stock to 1,200,000,000 shares, consisting of 1,000,000,000 shares of common stock and 200,000,000 shares of preferred stock and on November 3, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect the increase, effective November 4, 2026; see Note 23, Subsequent Events.

Committed Equity Financing (ELOC)

The Company’s committed equity financing facility of up to $25 million over a 36-month term, entered into on September 15, 2025 with an institutional investor (the “ELOC Investor”) under a Common Stock Purchase Agreement (the “ELOC Purchase Agreement”), permits the Company, at its discretion and subject to certain conditions and limitations, to direct the ELOC Investor to purchase shares of common stock from time to time. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for the terms of the facility.

During the three and nine months ended September 30, 2026, the Company issued 102,500 and 363,200 shares of common stock, respectively, under the ELOC Purchase Agreement for aggregate gross proceeds of $1,000,040 and $5,642,981, respectively. Of the nine-month gross proceeds, $4,979,698 was received in cash and $663,283 was withheld by the ELOC Investor in respect of transaction fees and the remaining $522,208 of the $750,000 commitment fee, which is now fully satisfied. Withheld fees and other direct costs of the facility are recorded within prepaid offering costs and amortized to additional paid-in capital as draws occur; such amortization totaled $109,719 and $612,247 for the three and nine months ended September 30, 2026, respectively. The shares issued under the ELOC are presented in the condensed consolidated statements of stockholders’ equity within “Issuance of common stock pursuant to equity line of credit, net” at the gross proceeds less the offering costs amortized, or $890,321 and $5,030,734 for the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, remaining availability under the facility was $19.4 million.

2025 Senior Secured Convertible Notes Conversion

During the three months ended March 31, 2026, the holders of the 2025 Secured Notes converted the entire $1,070,000 outstanding principal balance into 11,161 shares of common stock, and the bifurcated conversion feature derivative liability and the remaining unamortized debt discount were reclassified to additional paid-in capital, an aggregate increase of $1,357,253. See Note 9, Debt Obligations, and Note 10, Fair Value Measurement.

August 2026 Share Issuances

During August 2026, the Company issued an aggregate of 262,500 shares of restricted common stock, consisting of 202,500 shares recorded in stockholders’ equity at $2,277,292 as consideration for consulting services, acquisition-related costs, a collaborative arrangement, production rights and an unsecured promissory note; 30,000 shares issued at par value to Sullivan & Worcester LLP, the Company’s outside legal counsel, in respect of a reduction of legal fees payable, the amount of which will be determined upon the sale of the shares; and 30,000 shares issued in settlement of litigation, the $384,000 fair value of which was recorded in additional paid-in capital during the three months ended June 30, 2026.

Nobility Healthcare Disposition

In connection with the disposition of Nobility Healthcare effective January 1, 2026, the Company recorded aggregate adjustments of $4,343,217 directly to equity during the three months ended March 31, 2026, presented on the “Disposition of Nobility Healthcare” line in the condensed consolidated statements of stockholders’ equity, consisting of the derecognition of the $1,885,802 non-controlling interest deficit in Nobility Healthcare and a $2,457,415 adjustment to accumulated deficit. The Company has no remaining non-controlling interests as of September 30, 2026. See Note 22, Discontinued Operations, for additional information regarding the disposition.

Nasdaq Notifications

As previously disclosed, on October 17, 2025, the Company regained compliance with the Nasdaq minimum bid price requirement (the “Minimum Bid Price Requirement”) and the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1), which requires stockholders’ equity of at least $2,500,000 (the “Stockholders’ Equity Requirement”), and Nasdaq placed the Company under a one-year discretionary panel monitor (the “Discretionary Panel Monitor”), under which the Company is not permitted to request additional time to regain compliance with any deficiency occurring during the monitoring period with respect to the periodic filing rules or the Minimum Bid Price Requirement. The monitoring period expired on July 31, 2026 with respect to the periodic filing rules and on September 2, 2026 with respect to the Minimum Bid Price Requirement. On October 1, 2026, the Company effected the October 2026 Split in order to maintain compliance with the Minimum Bid Price Requirement, as described above. As of the date of this Quarterly Report on Form 10-Q, the Company is not aware of any noncompliance with the periodic filing rules or the Minimum Bid Price Requirement.

As of June 30, 2026, the Company’s stockholders’ equity was $2,275,454, which was below the Stockholders’ Equity Requirement, primarily as a result of the $984,000 charge recorded during the three months ended June 30, 2026 in connection with the Kustom 440 - Former Consultant matter described in Note 13, Commitments and Contingencies. During the three months ended September 30, 2026, the Company completed the sale of its Video Solutions business for a gain, issued 102,500 shares of common stock under the ELOC for gross proceeds of $1,000,040, and issued 262,500 shares of common stock for services, settlement of obligations, and other purposes as described above. As of September 30, 2026, the Company’s stockholders’ equity was $7,852,961, which exceeds the Stockholders’ Equity Requirement.

NOTE 17. RELATED PARTY TRANSACTIONS

Transactions with Related Party of TicketSmarter

Note payable – related party is comprised of the following:

	September 30, 2026	December 31, 2025
Note payable – related party	$2,000,000	$2,000,000
Unamortized discount	(1,560,989)	(1,599,890)
Debt obligations	439,011	400,110
Less: current maturities of note payable-related party	—	—

Note payable -related party, long-term	$439,011	$400,110

Accrued interest – related party was $0 and $0 at September 30, 2026 and December 31, 2025, respectively.

Future principal payments on the note payable – related party as of September 30, 2026 are as follows:

	Gross Principal	Unamortized Discount	Net Carrying Value
2026 (October 1, 2026 to December 31, 2026)	$—	$—	$—
2027	—	—	—
2028	—	—	—
2029	—	—	—
2030 and thereafter	2,000,000	(1,560,989)	439,011
Total	$2,000,000	(1,560,989)	439,011

Goodman Trust Note

The note payable to the Goodman Trust (the “Goodman Trust”), the beneficiaries of which are the Chief Executive Officer of TicketSmarter, Inc. and his spouse, has an outstanding principal balance of $2,000,000, bears interest at 8% per annum, is payable in weekly installments of $9,600 beginning approximately January 2037, and is subordinated to the Company’s intercompany arrangements with TicketSmarter. The officer has no role at the parent company and is not an officer or director of Kustom Entertainment, Inc.

The debt discount of $1,627,452 recorded upon the June 4, 2025 modification of the note is amortized to non-cash interest expense using the effective interest method over the remaining term of the note. During the three and nine months ended September 30, 2026, the Company recognized $14,381 and $38,901, respectively, of non-cash interest expense related to amortization of the debt discount, and no cash interest was paid. The unamortized discount balance was $1,560,989 as of September 30, 2026, compared to $1,599,890 as of December 31, 2025. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the original loan, the amendments, and the related fair value determinations.

NOTE 18. GAIN ON EXTINGUISHMENT OF LIABILITIES

The Company recorded gains on the extinguishment of liabilities of $-0- and $13,275 for the three months ended September 30, 2026 and 2025, respectively, and $63,259 and $2,243,991 for the nine months ended September 30, 2026 and 2025, respectively.

The gain recognized during the nine months ended September 30, 2026 reflects discounts received in connection with the negotiated settlement of outstanding payables during the three months ended March 31, 2026. The gain recognized during the nine months ended September 30, 2025 principally reflects discounts received in connection with the negotiated settlement of outstanding payables and contract liabilities during the three months ended March 31, 2025.

NOTE 19. NET INCOME (LOSS) PER SHARE

The calculation of the weighted average number of shares outstanding and income (loss) per share for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted income (loss) per share – Net income (loss) attributable to common stockholders – continuing operations	$(2,670,888)	$(994,761)	$(7,710,186)	$(783,452)

Income (loss) from discontinued operations	5,017,203	31,419	(375,582)	(402,012)

Less: net income attributable to noncontrolling interests	—	(58,525)	—	(118,133)

Numerator for basic and diluted income (loss) per share – Net income (loss) attributable to common stockholders – discontinued operations	$5,017,203	$(27,106)	$(375,582)	$(520,145)

Denominator for basic income (loss) per share – weighted average shares outstanding	520,632	11,516	217,569	6,203

Dilutive effect of shares issuable upon conversion of convertible debt and the exercise of stock options and warrants outstanding	—	—	—	—

Denominator for diluted income (loss) per share – adjusted weighted average shares outstanding	520,632	11,516	217,569	6,203

Net income (loss) per share:
Basic:	$4.51	$(88.73)	$(37.16)	$(210.17)
Continuing operations	(5.13)	(86.38)	(35.44)	(126.31)
Discontinued operations	9.64	(2.35)	(1.73)	(83.86)

Diluted:	$4.51	$(88.73)	$(37.16)	$(210.17)
Continuing operations	(5.13)	(86.38)	(35.44)	(126.31)
Discontinued operations	9.64	(2.35)	(1.73)	(83.86)

For the three and nine months ended September 30, 2026 and 2025, all shares issuable upon the conversion of convertible debt and the exercise of outstanding stock options and warrants were antidilutive and, therefore, were not included in the computation of diluted income (loss) per share.

NOTE 20. OPERATING SEGMENTS

The Company has one reportable segment, Entertainment, which constitutes its continuing operations and includes the Company’s ticketing and live-event operations, generating both service and product revenues through its TicketSmarter platform and related entertainment brands. Resources are allocated and performance is assessed using segment operating income (loss) by the chief operating decision maker (the Company’s Chief Executive Officer, or “CODM”). The CODM utilizes segment operating income (loss) when making decisions about allocating capital and personnel to the segment, predominantly in the annual budget and quarterly forecasting processes, and in assessing performance, including comparison of actual results to budget and forecast. The CODM reviews balance sheet information at a consolidated level; total identifiable assets by segment are presented below for informational purposes. The Company computes segment operating income (loss) based on net revenues, less cost of revenues, less all operating expenses directly associated with the segment. The Company does not allocate non-operating income and expense, including interest or income taxes, to its operating segment.

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

Summarized financial information for the Company’s reportable segment for the three and nine months ended September 30, 2026 and 2025 is presented below. The historical results of the Video Solutions business and the Revenue Cycle Management business (Nobility Healthcare), which were previously reported as separate operating segments, have been classified as discontinued operations and are excluded from the segment information below for all periods presented.

	Three months ended September 30, 2026
	Entertainment	Corporate and other	Total
Net revenues:
Product	$575,067	$—	$575,067
Service	2,136,323	—	2,136,323
Total segment net revenues	2,711,390	—	2,711,390
Less significant segment expense
Cost of Revenue - Product	575,084	—	575,084
Cost of Revenue – Service and other	1,927,357	—	1,927,357
Research and development expense	—	—	—
Selling, advertising and promotional expense	356,207	—	356,207
General and administrative expense	748,784	1,613,251	2,362,035
Total significant segment expenses	3,607,432	1,613,251	5,220,683

Total segment operating income (loss)	$(896,042)	$(1,613,251)	$(2,509,293)

Non-operating (expenses) income:
Interest income			105,184
Interest expense			(50,894)
Change in fair value of derivative liabilities			10
Gain on the extinguishment of liabilities			—
Change in fair value of investment in equity securities			(237,320)
Litigation settlement			—
Other non-operating income (loss)			21,425
Total non-operating income (loss)			(161,595)

Income before income tax benefit (provision)			$(2,670,888)

Depreciation and amortization expense	$49,966	$30,250	$80,216

Total identifiable assets, net of eliminations	$2,622,302	$12,936,777	$15,559,079

	Three months ended September 30, 2025
	Entertainment	Corporate and other	Total
Net revenues:
Product	$434,793	$—	$434,793
Service	1,294,980	—	1,294,980
Total segment net revenues	1,729,773	—	1,729,773
Less significant segment expense
Cost of Revenue - Product	428,523	—	428,523
Cost of Revenue – Service and other	1,111,577	—	1,111,577
Research and development expense	—	—	—
Selling, advertising and promotional expense	34,557	—	34,557
General and administrative expense	781,366	526,951	1,308,317
Total significant segment expenses	2,356,023	526,951	2,882,974

Total segment operating income (loss)	$(626,250)	$(526,951)	$(1,153,201)

Non-operating (expenses) income:
Interest income			17,887
Interest expense			(90,697)
Change in fair value of derivative liabilities			839
Gain on the extinguishment of liabilities			13,275
Loss on extinguishment of debt – related party			—
Other non-operating income (loss)			217,136
Total non-operating income (loss)			158,440

Income before income tax benefit (provision)			$(994,761)

Depreciation and amortization expense	$336,549	$160	$336,709

Total identifiable assets, net of eliminations	$4,538,676	$20,537,365	$25,076,041

	Nine months ended September 30, 2026
	Entertainment	Corporate and other	Total
Net revenues:
Product	$3,555,702	$—	$3,555,702
Service	7,742,755	—	7,742,755
Total segment net revenues	11,298,457	—	11,298,457
Less significant segment expense
Cost of Revenue - Product	4,943,729	—	4,943,729
Cost of Revenue – Service and other	7,103,976	—	7,103,976
Research and development expense	—	—	—
Selling, advertising and promotional expense	869,752	—	869,752
General and administrative expense	1,782,121	2,994,049	4,776,170
Total significant segment expenses	14,699,578	2,994,049	17,693,627

Total segment operating income (loss)	$(3,401,121)	$(2,994,049)	$(6,395,170)

Non-operating (expenses) income:
Interest income			237,471
Interest expense			(146,992)
Change in fair value of derivative liabilities			(289,351)
Gain on the extinguishment of liabilities			63,259
Change in fair value of investment in equity securities			(237,320)
Litigation settlement			(984,000)
Other non-operating income (loss)			41,917
Total non-operating income (loss)			(1,315,016)

Income before income tax benefit (provision)			$(7,710,186)

Depreciation and amortization expense	$131,498	$30,250	$161,748

Total identifiable assets, net of eliminations	$2,622,302	$12,936,777	$15,559,079

	Nine months ended September 30, 2025
	Entertainment	Corporate and other	Total
Net revenues:
Product	$2,880,210	$—	$2,880,210
Service	3,911,068	—	3,911,068
Total segment net revenues	6,791,278	—	6,791,278
Less significant segment expense
Cost of Revenue - Product	4,357,017	—	4,357,017
Cost of Revenue – Service and other	3,218,978	—	3,218,978
Research and development expense	—	—	—
Selling, advertising and promotional expense	206,049	—	206,049
General and administrative expense	2,507,947	2,290,810	4,798,757
Total significant segment expenses	10,289,991	2,290,810	12,580,801

Total segment operating income (loss)	$(3,498,713)	$(2,290,810)	$(5,789,523)

Non-operating (expenses) income:
Interest income			95,808
Interest expense			(960,250)
Change in fair value of derivative liabilities			3,373,919
Gain on the extinguishment of liabilities			2,243,991
Loss on extinguishment of debt – related party			—
Other non-operating income (loss)			252,603
Total non-operating income (loss)			5,006,071

Income before income tax benefit (provision)			$(783,452)

Depreciation and amortization expense	$1,064,726	$1,371	$1,066,097

Total identifiable assets, net of eliminations	$4,538,676	$20,537,365	$25,076,041

Total identifiable assets as of September 30, 2025 included amounts related to the discontinued Video Solutions and Revenue Cycle Management operations, which were included in the “Corporate and other” category; no assets of discontinued operations are included in identifiable assets as of September 30, 2026. See Note 22, Discontinued Operations.

The Company recorded a reserve for excess and obsolete inventory in the Entertainment segment of $66,933 and $69,817 as of September 30, 2026 and December 31, 2025, respectively; see Note 5, Inventories.

The segment net revenues reported above represent sales to external customers. Segment gross profit (loss) represents net revenues less cost of revenues. Segment operating income (loss), which is used in management’s evaluation of segment performance, represents net revenues less cost of revenues less all operating expenses.

NOTE 21. DEFERRED REVENUE

Deferred revenue of the Company’s continuing operations consists of advance ticket, camping, and related sales for the annual Country Stampede music festival. The balance as of September 30, 2026 of $598,456 relates to the 2027 festival and is expected to be recognized during the three months ending June 30, 2027; the balance is classified entirely as current. The balance as of December 31, 2025 of $539,627 related to the 2026 festival, which was held in June 2026, and was recognized in full during the nine months ended September 30, 2026.

Deferred revenue activity was as follows:

	September 30, 2026
	December 31, 2025	Additions/ Reclass	Recognized Revenue	September 30, 2026
Deferred revenue, current	$539,627	$1,903,627	$1,844,798	$598,456
Deferred revenue, non-current	—	—	—	—

	$539,627	$1,903,627	$1,844,798	$598,456

	December 31, 2025
	December 31, 2024	Additions/ Reclass	Recognized Revenue	December 31, 2025
Deferred revenue, current	$1,005,005	$1,265,238	$1,730,616	$539,627
Deferred revenue, non-current	—	—	—	—

	$1,005,005	$1,265,238	$1,730,616	$539,627

Revenue recognized during the year ended December 31, 2025 consisted of $1,380,616 recognized upon completion of the 2025 Country Stampede festival and $350,000 recognized under a TicketSmarter revenue-sharing arrangement, totaling $1,730,616.

NOTE 22. DISCONTINUED OPERATIONS

During the periods presented, the Company disposed of two businesses, each presented as a discontinued operation in accordance with ASC 205-20 for all periods presented: the Revenue-Cycle Management business (Nobility Healthcare), sold effective January 1, 2026, and the Video Solutions business, sold on August 3, 2026.

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

During the three months ended March 31, 2026, the Company recognized a loss on the disposition of $4,013,669, consisting of a $1,556,254 loss on sale and a $2,457,415 loss on deconsolidation representing the write-off of parent-level investment basis and intercompany balances upon loss of control. The Company also recorded earn-out adjustments reducing the carrying value of the promissory note by $357,919 and $81,134 during the three months ended March 31, 2026 and June 30, 2026, respectively, and an earn-out adjustment increasing the carrying value by $22,852 during the three months ended September 30, 2026, for a net reduction of $416,201 for the nine months ended September 30, 2026. No adjustments to the loss on disposition have been recorded subsequent to the initial recognition. See the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 for the components of the loss on sale and additional information regarding the deconsolidation.

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

Activity in the note receivable for the nine months ended September 30, 2026 was as follows:

Amount
Initial fair value at origination (January 8, 2026)	$1,117,303
Amortization of discount and interest accrued	56,720
Provisional earn-out reduction to principal	(416,201)
Principal collected	(118,436)
Interest collected	(22,662)
Net carrying value at September 30, 2026	$616,724

The net carrying value of $616,724 comprises $493,754 classified as current and $122,970 classified as long-term. Interest income on the promissory note, including amortization of the discount, is recognized within interest income in continuing operations. See Note 3, Notes Receivable, and Note 10, Fair Value Measurement.

The following table summarizes the major classes of assets and liabilities of Nobility Healthcare that were classified as held for sale as of December 31, 2025; following the disposition, no assets or liabilities of Nobility Healthcare remain classified as held for sale as of September 30, 2026:

	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$—	$359,304
Accounts receivable, net	—	497,713
Prepaid expenses	—	54,736
Current assets of revenue-cycle management business held-for-sale	—	911,753

Property, plant, and equipment, net	—	39,831
Goodwill and other intangible assets, net	—	—

Operating lease right of use assets, net	—	373,921
Non-current assets of revenue-cycle management business held-for-sale	—	413,752

Total assets held-for-sale	$—	$1,325,505

Liabilities:
Accounts payable	$—	$52,102
Accrued expenses	—	11,727
Operating lease obligation – short term	—	74,200
Current liabilities of revenue-cycle management business held-for-sale	—	138,029

Operating lease obligation – long term	—	299,723
Long-term liabilities of revenue-cycle management business held-for-sale	—	299,723

Total liabilities held-for-sale	$—	$437,752

The following table presents the results of Nobility Healthcare included in loss from discontinued operations, net of tax, for the three and nine months ended September 30, 2026 and 2025. No operating results of Nobility Healthcare are included in any 2026 period; the 2026 amounts consist of the loss on disposition and the provisional earn-out adjustments described above.

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2026	2025	2026	2025
Revenue:	$—	$1,361,163	$—	$4,144,008
Cost of revenue:	—	850,210	—	2,616,329
Gross profit	—	510,953	—	1,527,679

Operating expenses	—	391,517	—	1,286,591
Income from operations	—	119,436	—	241,088
Loss on disposal of Nobility Healthcare	—	—	(4,013,669)	—
Provisional earn-out adjustment	22,852	—	(416,201)	—
Income tax expense (benefit)	—	—	—	—
Net income (loss) from discontinued operations	$22,852	$119,436	$(4,429,870)	$241,088

The following table summarizes the cash flows of Nobility Healthcare included in the condensed consolidated statements of cash flows within discontinued operations for the nine months ended September 30, 2026 and 2025. No cash flows of Nobility Healthcare are included in the 2026 period, as the disposition was effective January 1, 2026, and the related loss consisted of non-cash items.

	September 30, 2026	September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$(4,429,870)	$241,088
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	—	77,117
Loss on disposal of Nobility Healthcare	4,013,669	—
Provisional earn-out adjustment to carrying value	416,201	—
Provision for doubtful accounts receivable	—	(303)
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable – trade	—	(17,082)
Prepaid expenses	—	6,016
Operating lease right of use assets	—	50,008
Increase (decrease) in:
Accounts payable	—	(338,590)
Accrued expenses	—	(1,944)
Operating lease obligations	—	(50,007)

Net cash used in operating activities – discontinued operation	—	(33,697)

Cash Flows from Investing Activities:
Purchases of leasehold improvements	—	(9,920)
Proceeds from improvement allowance	—	—

Net cash used in investing activities – discontinued operation	—	(9,920)

Cash Flows from Financing Activities:

Payments of contingent consideration promissory notes	—	—

Net cash used in financing activities – discontinued operation	—	—

Net decrease in cash and cash equivalents	—	(43,617)

Cash and cash equivalents, beginning of period	—	235,003

Cash and cash equivalents, end of period	$—	$191,386

Video Solutions Business

On June 24, 2026, the Company entered into an Asset Purchase Agreement (the “APA”) with Cycurion, pursuant to which the Company agreed to sell the assets and transfer certain specified liabilities of its Video Solutions business, which developed, sold and serviced video hardware, camera products, software and related solutions for law enforcement, public safety and commercial customers. On July 23, 2026, the Company and Cycurion amended the APA to extend the closing date to September 15, 2026 and to replace the 2,000,000 warrants contemplated by the APA with shares of Cycurion’s Series H Preferred Stock having an aggregate stated value of $600,000; in connection with the amendment, Cycurion paid the Company a non-refundable extension payment of $250,000, which was credited against the purchase price at closing. The sale was completed on August 3, 2026, with the purchase price determined by reference to the financial position of the Video Solutions business as of June 30, 2026. Total consideration consisted of $1,250,000 in cash, a secured promissory note in the principal amount of $4,250,000 bearing interest at 7% per annum over a three-year term, recorded at its estimated fair value of $3,558,970, shares of Cycurion’s Series H Preferred Stock with an aggregate stated value of $600,000, recorded at its estimated fair value of $378,621, and a revenue-based earn-out and clawback arrangement based on 2026 and 2027 performance, each capped at $500,000 per year and $1,000,000 in the aggregate. There is no material relationship between the Company or its affiliates and Cycurion other than in connection with the transaction.

The Company recognized a net gain on the sale totaling $5,065,766 during the three months ended September 30, 2026, determined as follows, with the carrying amount of the net assets sold measured as of June 30, 2026, the date as of which the purchase price was determined:

Amount
Cash	$1,250,000
Secured promissory note, at fair value	3,558,970
Series H Preferred Stock, at fair value	378,621
Total consideration	5,187,591
Less: carrying amount of net assets sold	(14,055)
Less: closing adjustments	(1,683)
Less: costs to sell	(106,087)
Gain on sale of Video Solutions business	$5,065,766

No amount has been recognized for the contingent earn-out, which will be recorded when the related contingencies are resolved. The Company may be required to return up to $500,000 of the purchase price for each of fiscal 2026 and 2027, and $1,000,000 in the aggregate, if revenue of the Video Solutions business falls below agreed targets. Management has concluded that a clawback is not probable, and no liability has been recorded as of September 30, 2026. The assets and liabilities of the Video Solutions business were classified as held for sale as of June 30, 2026, and no assets or liabilities of the Video Solutions business remain on the condensed consolidated balance sheet as of September 30, 2026; the December 31, 2025 condensed consolidated balance sheet has been recast to present those assets and liabilities as held for sale for comparative purposes.

The following table summarizes the major classes of assets and liabilities of the Video Solutions business classified as held for sale:

	September 30, 2026	December 31, 2025
Assets:
Accounts receivable, net	$—	$382,082
Subscriptions receivables, net – short term	—	3,219,647
Inventories, net	—	2,129,453
Prepaid expenses	—	333,930
Current assets of video solutions business held-for-sale	—	6,065,112

Property, plant, and equipment, net	—	87,368
Intangible assets, net	—	182,211
Subscriptions receivables, net – long term	—	2,976,758
Operating lease right of use assets, net	—	147,937
Other Assets	—	125,249
Non-current assets of video solutions business held-for-sale	—	3,519,523

Total assets held-for-sale	$—	$9,584,635

Liabilities:
Accounts payable	$—	$316,089
Accrued expenses	—	113,455
Deferred revenue, current	—	3,239,340
Operating lease obligation – short term	—	78,007
Customer deposits	—	101,387
Current liabilities of video solutions business held-for-sale	—	3,848,278

Deferred revenue - long term	—	4,739,356
Operating lease obligation – long term	—	69,930
Long-term liabilities of video solutions business held-for-sale	—	4,809,286

Total liabilities held-for-sale	$—	$8,657,564

The results of the Video Solutions business are included in discontinued operations through June 30, 2026. The three months ended September 30, 2026 include the gain on sale and $71,415 of general and administrative expense of the first half of 2026 attributed to the Video Solutions business during the third quarter. The following tables present the results of the Video Solutions business included in income (loss) from discontinued operations, net of tax:

	Three months ended September 30,
	2026	2025
Net revenues:
Product	$—	$229,629
Service	—	1,216,593
Total net revenues	—	1,446,222
Less significant expenses:
Cost of Revenue - Product	—	476,667
Cost of Revenue – Service and other	—	298,605
Research and development expense	—	137,755
Selling, advertising and promotional expense	—	72,392
General and administrative expense	71,415	548,820

Loss from discontinued operations - Video Solutions	(71,415)	(88,017)

Gain on sale of Video Solutions business	5,065,766	—
Income tax expense (benefit)	—	—
Net income (loss) from discontinued operations - Video Solutions	$4,994,351	$(88,017)

	Nine months ended September 30,
	2026	2025
Net revenues:
Product	$475,518	$721,993
Service	1,775,102	2,987,182
Total net revenues	2,250,620	3,709,175
Less significant expenses:
Cost of Revenue - Product	1,177,774	1,125,676
Cost of Revenue – Service and other	625,542	986,012
Research and development expense	274,838	405,983
Selling, advertising and promotional expense	238,129	276,602
General and administrative expense	945,815	1,558,002

Loss from discontinued operations - Video Solutions	(1,011,478)	(643,100)

Gain on sale of Video Solutions business	5,065,766	—
Income tax expense (benefit)	—	—
Net income (loss) from discontinued operations - Video Solutions	$4,054,288	$(643,100)

The Video Solutions business operated as an integrated segment of the Company rather than as a separate legal entity, and its cash receipts and disbursements were administered through the Company’s centralized cash management function. The operating and investing cash flows directly attributable to the Video Solutions business, included within the condensed consolidated statements of cash flows, are summarized below.

	Nine months ended September 30,
	2026	2025
Net cash provided by (used in) operating activities — discontinued operation - Video Solutions	$(150,571)	$(1,234,673)
Net cash provided by (used in) investing activities — discontinued operation - Video Solutions	(12,074)	(54,649)
Net cash provided by (used in) financing activities — discontinued operation - Video Solutions	—	—

NOTE 23. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of issuance of these condensed consolidated financial statements.

Reverse Stock Split

On October 1, 2026, the Company effected a one-for-ten reverse stock split of its common stock, which was approved by the Company’s Board of Directors on September 18, 2026 and implemented through a Certificate of Change filed with the Secretary of State of the State of Nevada. The reverse stock split reduced the number of outstanding shares of common stock as of September 30, 2026 from 6,506,860 to 650,967 and proportionately reduced the number of authorized shares of common stock from 13,333,333 to 1,333,334. The number of authorized shares of preferred stock, 10,000,000, was not affected. Following the reverse stock split and prior to the Charter Amendment described below, the Company’s total authorized capital stock consisted of 11,333,334 shares, comprised of 1,333,334 shares of common stock and 10,000,000 shares of preferred stock. All share and per-share amounts in these condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split. See Note 16, Stockholders’ Equity.

Annual Meeting of Stockholders

At the Company’s annual meeting of stockholders held on October 5, 2026, stockholders approved all of the following proposals:

(i)	approved the election of four Directors of the Company;
(ii)	approved the ratification of the appointment of Victor Mokuolu CPA PLLC as the Company’s independent registered public accounting firm for the year ending December 31, 2026;
(iii)	approved an amendment to the Company’s articles of incorporation increasing the number of authorized shares of capital stock to 1,200,000,000, consisting of 1,000,000,000 shares of common stock and 200,000,000 shares of preferred stock;
(iv)	approved for purposes of Nasdaq Listing Rules 5635(g) the potential issuance of shares of common stock pursuant to the Unit Purchase Agreement in connection with the proposed acquisition of TFL, LLC;
(v)	approved for purposes of Nasdaq Listing Rules 5635(b), the potential issuance of shares of common stock in connection with the proposed acquisition of TFL, LLC, which could result in a “change in control” of the Company;
(vi)	approved for purposes of Nasdaq Listing Rules 5635(d) the potential issuance of shares of common stock pursuant to the Unit Purchase Agreement in connection with the proposed acquisition of TFL, LLC;
(vii)	approved for purposes of Nasdaq Listing Rules 5635(b) and (d) the potential issuance of shares of common stock pursuant to the Unit Purchase Agreement in connection with payment of the cash portion of the proposed acquisition of TFL, LLC;
(viii)	approved authority for the Board of Directors to effect one or more reverse stock splits of the common stock at a ratio of between one-for-two and one-for-one hundred within twelve months of the meeting.
(ix)	approved the 2026 Kustom Entertainment, Inc. Stock Option and Restricted Stock Plan;
(x)	approved the non-binding advisory vote on the compensation of our named executive officers:
(xi)	approved the frequency of the advisory (non-binding) vote on executive compensation to be every three years.

Charter Amendment

On November 3, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada, approved by stockholders at the annual meeting, to increase the number of authorized shares of its capital stock to 1,200,000,000 shares, consisting of 1,000,000,000 shares of common stock, par value $0.001 per share, and 200,000,000 shares of preferred stock, par value $0.001 per share, effective November 4, 2026. The increase is not reflected in the condensed consolidated balance sheet as of September 30, 2026.

Proposed Acquisition of TFL, LLC

On November 6, 2026, the Company, TFL, and the Sellers’ Representative entered into an amendment to the Purchase Agreement extending the outside date to December 18, 2026. The amendment also requires the Company to pay the Sellers’ transaction expenses incurred after October 15, 2026 if the acquisition has not closed by the outside date, and to reimburse up to $200,000 of the Sellers’ audit costs if the Purchase Agreement is terminated. As of the date of this Quarterly Report on Form 10-Q, the acquisition of TFL, LLC described in Note 13 has not closed, and the Company has not completed the financing for the cash portion of the purchase price. The Company can provide no assurance that it will be able to complete the acquisition of TFL, LLC or that the related financing will be completed including the terms of the proposed financing, if completed.

***********************

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q (the “Report”) of Kustom Entertainment, Inc. (the “Company”, “we”, “us”, or “our”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements are based largely on our expectations or forecasts of future events, can be affected by inaccurate assumptions, and are subject to various business risks and known and unknown uncertainties, a number of which are beyond our control. Therefore, actual results could differ materially from the forward-looking statements contained in this document, and readers are cautioned not to place undue reliance on such forward-looking statements.

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

Factors that could cause or contribute to our actual results differing materially from those discussed herein or for our stock price to be adversely affected include, but are not limited to: (1) our losses in recent years, including fiscal years 2025 and 2024, and our ability to achieve profitability as an entertainment company; (2) substantial doubt about our ability to continue as a going concern; (3) our ability to fund our operations, including through our committed equity financing facility, which depends in part on the market price and trading volume of our common stock; (4) our ability to maintain the listing of our common stock on Nasdaq; (5) dilution from sales of common stock under our committed equity facility and from the issuance of common stock underlying outstanding options and warrants; (6) the seasonality and concentration of our live-events business, including the dependence of our results on the annual Country Stampede music festival; (7) weather, artist availability and performance, public-safety incidents, and other events or conditions that could disrupt or reduce attendance at live events; (8) competition in the ticketing and live-entertainment industries from larger, more established companies with far greater economic and human resources; (9) our ability to acquire ticket inventory on favorable terms and the risk that ticket inventory sells below cost or becomes unsellable following the related event date; (10) our ability to collect the promissory notes received in connection with the dispositions of Nobility Healthcare and the Video Solutions business, including the effects of related earn-out adjustments; (11) risks related to the separation of the Video Solutions business following its sale, including transition matters; (12) our ability to complete the proposed acquisition of TFL, LLC, including obtaining the financing required to fund the cash portion of the purchase price, and, if completed, to integrate TFL’s operations and realize the expected benefits of the acquisition; (13) our ability to attract and retain quality employees; (14) the fluctuation of our operating results from quarter to quarter, including as a result of event timing; (15) the issuance or sale of substantial amounts of our common stock, or the perception that such sales may occur in the future, which may have a depressive effect on the market price of our securities; (16) the volatility of our stock price due to a number of factors, including a relatively limited public float; and (17) sufficient voting power by coalitions of a few of our larger stockholders, including directors and officers, to make corporate governance decisions that could have a significant effect on us and the other stockholders.

Current Trends and Recent Developments for the Company

Name change

Effective January 8, 2026, the Company changed its name from Digital Ally, Inc. to Kustom Entertainment, Inc. and its Nasdaq trading symbol from “DGLY” to “KUST,” reflecting the strategic shift to live entertainment as the Company’s primary line of business.

Reverse stock splits

Effective January 8, 2026, the Company effected a one-for-three reverse stock split of its common stock. Effective April 22, 2026, the Company effected a one-for-five reverse stock split. Effective October 1, 2026, the Company effected a one-for-ten reverse stock split. Each of the reverse stock splits was effected to comply with the Nasdaq Minimum Bid Price Requirement. All share and per-share amounts presented in this Report have been retroactively adjusted to reflect all three reverse stock splits.

Disposition of Nobility Healthcare

On January 8, 2026, effective January 1, 2026, the Company completed the sale of its 51% membership interest in Nobility Healthcare, exiting the revenue-cycle management business entirely, for total consideration of $1,450,000, including a promissory note recorded at an estimated fair value of $1,117,303. The Company recognized a loss on the disposition of $4,013,669 during the three months ended March 31, 2026 and net earn-out adjustments reducing the carrying value of the note by $416,201 during the nine months ended September 30, 2026, including an increase of $22,852 during the three months ended September 30, 2026. In July 2026, the Company received the first scheduled installment of $141,098, and the carrying value of the note was $616,724 as of September 30, 2026. See Note 22, Discontinued Operations.

Sale of Video Solutions business

On June 24, 2026, the Company entered into an APA with Cycurion providing for the sale of its legacy Video Solutions business. On July 23, 2026, the parties amended the agreement to extend the closing date and to replace the warrants originally contemplated with shares of Cycurion’s Series H Preferred Stock, and Cycurion paid the Company a non-refundable extension payment of $250,000, which was credited against the cash consideration at closing. The sale was completed on August 3, 2026, completing the Company’s transformation into a pure entertainment company. Total consideration consisted of $1,250,000 in cash, a $4,250,000 secured promissory note recorded at its estimated fair value of $3,558,970, Series H Preferred Stock with an aggregate stated value of $600,000, recorded at its estimated fair value of $378,621, and a revenue-based earn-out and clawback arrangement. The Company recognized a gain on the sale of $5,065,766, net of costs to sell, within discontinued operations during the three months ended September 30, 2026. The Series H Preferred Stock is carried at fair value, and a loss of $237,320 on its remeasurement to $141,301 as of September 30, 2026 is included in other income (expense) in continuing operations. The Video Solutions business is presented as a discontinued operation for all periods presented, and no assets or liabilities of the business remain on the balance sheet as of September 30, 2026. See Note 22, Discontinued Operations.

Proposed Acquisition of TFL, LLC

On August 31, 2026, the Company entered into the Purchase Agreement with TFL and the Sellers, pursuant to which the Company agreed to acquire all of the outstanding equity interests of TFL, a live event ticketing technology and ticket inventory distribution business headquartered in Overland Park, Kansas. The aggregate consideration consists of (i) $89.6 million in cash, subject to customary adjustments for TFL’s closing net debt and transaction expenses, and (ii) $22.4 million of restricted common stock, with the number of shares determined by reference to the volume-weighted average trading price of the Company’s common stock over the ten trading days preceding the closing, of which the Holdback Shares will be issued only upon achievement of a specified target EBITDA for the period from the closing date through December 31, 2027. The Company also agreed to repay up to $35.0 million of TFL’s indebtedness at closing, and $1.5 million of the purchase price will be placed in escrow to secure purchase price adjustments and the Sellers’ indemnification obligations. The closing is subject to customary conditions, including required third-party consents, approval by the Company’s stockholders, which was obtained on October 5, 2026, and the Company obtaining sufficient financing. The Purchase Agreement provided that either party could terminate if the closing had not occurred by October 15, 2026, the outside date specified in the Purchase Agreement, subject to extension as provided therein. On November 6, 2026, the Company, TFL, and the Sellers’ Representative entered into an amendment to the Purchase Agreement extending the outside date to December 18, 2026. The amendment also requires the Company to pay the Sellers’ transaction expenses incurred after October 15, 2026 if the acquisition has not closed by the outside date, and to reimburse up to $200,000 of the Sellers’ audit costs if the Purchase Agreement is terminated. As the outside date has not yet been reached and the Purchase Agreement has not been terminated as of the date these condensed consolidated financial statements were issued, no contingent amount was accrued as of September 30, 2026. As of the date of this Quarterly Report on Form 10-Q, the acquisition has not closed and the Company has not completed the financing for the cash portion of the purchase price. The Company can provide no assurance that it will be able to complete the acquisition or the related financing, or as to the terms of the financing if completed. See Note 13, Commitments and Contingencies, and Note 23, Subsequent Events.

Annual Meeting of Stockholders

At the Company’s annual meeting of stockholders held on October 5, 2026, stockholders approved all of the following proposals:

(i)	approved the election of four Directors of the Company;
(ii)	approved the ratification of the appointment of Victor Mokuolu CPA PLLC as the Company’s independent registered public accounting firm for the year ending December 31, 2026:
(iii)	approved an amendment to the Company’s articles of incorporation increasing the number of authorized shares of capital stock to 1,200,000,000, consisting of 1,000,000,000 shares of common stock and 200,000,000 shares of preferred stock;
(iv)	approved for purposes of Nasdaq Listing Rules 5635(g) the potential issuance of shares of common stock pursuant to the Unit Purchase Agreement in connection with the proposed acquisition of TFL, LLC;
(v)	approved for purposes of Nasdaq Listing Rules 5635(b), the potential issuance of shares of common stock in connection with the proposed acquisition of TFL, LLC, which could result in a “change in control” of the Company;
(vi)	approved for purposes of Nasdaq Listing Rules 5635(d) the potential issuance of shares of common stock pursuant to the Unit Purchase Agreement in connection with the proposed acquisition of TFL, LLC;
(vii)	approved for purposes of Nasdaq Listing Rules 5635(b) and (d) the potential issuance of shares of common stock pursuant to the Unit Purchase Agreement in connection with payment of the cash portion of the proposed acquisition of TFL, LLC;
(viii)	approved authority for the Board of Directors to effect one or more reverse stock splits of the common stock at a ratio of between one-for-two and one-for-one hundred within twelve months of the meeting.
(ix)	approved the 2026 Kustom Entertainment, Inc. Stock Option and Restricted Stock Plan;
(x)	approved the non-binding advisory vote on the compensation of our named executive officers:
(xi)	approved the frequency of the advisory (non-binding) vote on executive compensation to be every three years.

On November 3, 2026, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect the increase in authorized shares, effective November 4, 2026, which is not reflected in the condensed consolidated balance sheet as of September 30, 2026.

Country Stampede music festival

The Company held its annual Country Stampede music festival on June 26–28, 2026, its first full festival cycle as an entertainment-focused company. Upon completion of the festival, the Company recognized $1,844,798 of previously deferred advance ticket and camping sales, together with the related production costs, including a $750,000 headline-artist performance guarantee. Advance sales for the 2027 festival totaled $598,456 as of September 30, 2026 and are included in deferred revenue.

Extinguishment of senior secured convertible notes

During January 2026, the holders of the 2025 Secured Notes converted the entire $1,070,000 outstanding principal balance into 11,161 shares of common stock, fully extinguishing the notes. See Note 9, Debt Obligations. As of September 30, 2026, the Company has no outstanding convertible debt.

Committed equity financing

During the nine months ended September 30, 2026, the Company issued 363,200 shares of common stock under its committed equity facility for aggregate gross proceeds of $5,642,981, of which $4,979,698 was received in cash. Approximately $19.4 million remained available under the facility as of September 30, 2026, subject to the terms and conditions of the facility. See Note 16, Stockholders’ Equity.

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

We are a party to operating leases and license agreements that represent commitments for future payments, and we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services. In addition, we are obligated to pay 4% of future gross proceeds raised under our committed equity facility through February 2028 pursuant to a settlement agreement with Aegis Capital Corp.; these amounts become payable only if and as we elect to draw on the facility. We are also party to the Unit Purchase Agreement for the acquisition of TFL, LLC, under which, if the transaction closes, we would pay $89.6 million in cash, subject to adjustment, repay up to $35.0 million of TFL’s indebtedness, and issue $22.4 million of common stock, the closing of which is conditioned on our obtaining sufficient financing. See Note 13, Commitments and Contingencies.

Comparison of the Three and Nine Months Ended September 30, 2026 and 2025

Summary Financial Data

Following the classification of the Video Solutions business and the Revenue Cycle Management business as discontinued operations, the Company’s continuing operations consist of a single reportable segment: Entertainment.

The following summarizes the Company’s consolidated results for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Revenues:
Entertainment	$2,711,390	$1,729,773	$11,298,457	$6,791,278

Gross profit (loss):
Entertainment	208,949	189,673	(749,248)	(784,717)

Operating loss:
Entertainment	(896,042)	(626,250)	(3,401,121)	(3,498,713)
Corporate	(1,613,251)	(526,951)	(2,994,049)	(2,290,810)
Total operating loss	(2,509,293)	(1,153,201)	(6,395,170)	(5,789,523)

Depreciation and amortization:
Entertainment	49,966	336,549	131,498	1,064,726
Corporate	30,250	160	30,250	1,371

	As of September 30, 2026	As of September 30, 2025
Assets (net of eliminations):
Entertainment	$2,622,302	$4,538,676
Corporate	12,936,777	20,537,365
Total identifiable assets	$15,559,079	$25,076,041

Total identifiable assets as of September 30, 2025 included amounts related to the discontinued Video Solutions and Revenue Cycle Management businesses, which were included in the Corporate category; no assets of either business remain as of September 30, 2026. The Company recorded a reserve for excess and obsolete ticket inventory of $66,933 and $69,817 as of September 30, 2026 and December 31, 2025, respectively; during the three months ended June 30, 2026, the Company changed the method used to estimate the reserve. See Note 5, Inventories, Note 20, Operating Segments, and Note 22, Discontinued Operations.

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

The following table presents revenues by type:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Product revenues	$575,067	$434,793	$140,274	32.3%
Service and other revenues	2,136,323	1,294,980	841,343	65.0%
Total revenues	$2,711,390	$1,729,773	$981,617	56.7%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Product revenues	$3,555,702	$2,880,210	$675,492	23.5%
Service and other revenues	7,742,755	3,911,068	3,831,687	98.0%
Total revenues	$11,298,457	$6,791,278	$4,507,179	66.4%

Product revenues for the three months ended September 30, 2026 and 2025 were $575,067 and $434,793, respectively, an increase of $140,274 (32.3%), and $3,555,702 and $2,880,210 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $675,492 (23.5%). The nine-month increase reflects the recognition of $1,844,798 upon completion of the 2026 Country Stampede music festival, compared to $1,380,616 upon completion of the 2025 festival, an increase of $464,182, together with increased ticket inventory sales volume and improved sell-through of inventory acquired through sponsorships and partnerships. The third-quarter increase reflects ticket inventory sales, as the festival is held and recognized in the second quarter of each year.

Service and other revenues for the three months ended September 30, 2026 and 2025 were $2,136,323 and $1,294,980, respectively, an increase of $841,343 (65.0%), and $7,742,755 and $3,911,068 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $3,831,687 (98.0%). The increases reflect higher transaction volumes on the TicketSmarter platform, increased consumer engagement, and improved monetization of ticketing transactions, supported by increased customer acquisition and marketing investment. Management continues to focus on optimizing pricing, managing marketing spend, and improving gross margins, which may result in continued variability in service revenues depending on event mix, market conditions, and the strategic prioritization of profitability over top-line growth.

Total revenues for the three months ended September 30, 2026 and 2025 were $2,711,390 and $1,729,773, respectively, an increase of $981,617 (56.7%), and $11,298,457 and $6,791,278 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $4,507,179 (66.4%), due to the reasons noted above.

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

The following table presents cost of revenue by type:

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of product revenue	$575,084	$428,523	$146,561	34.2%
Cost of service revenue	1,927,357	1,111,577	815,780	73.4%
Total cost of revenue	$2,502,441	$1,540,100	$962,341	62.5%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Cost of product revenue	$4,943,729	$4,357,017	$586,712	13.5%
Cost of service revenue	7,103,976	3,218,978	3,884,998	120.7%
Total cost of revenue	$12,047,705	$7,575,995	$4,471,710	59.0%

Cost of product revenue for the three months ended September 30, 2026 and 2025 was $575,084 and $428,523, respectively, an increase of $146,561 (34.2%), and $4,943,729 and $4,357,017 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $586,712 (13.5%). The third-quarter increase reflects higher ticket inventory sales volume. The nine-month increase primarily reflects the production costs of the 2026 Country Stampede music festival, including a $750,000 headline-artist performance guarantee together with staging, security, site, and other festival production costs, which were higher than the comparable 2025 festival costs, and higher ticket inventory sales volume. Cost of product revenue as a percentage of product revenues was approximately 100.0% for the three months ended September 30, 2026 compared to approximately 98.6% for the three months ended September 30, 2025, and improved to approximately 139.0% from approximately 151.3% for the nine-month periods, reflecting improved sell-through and pricing on ticket inventory and product revenue growth outpacing festival cost growth. Cost of product revenue exceeded product revenues in the nine-month periods, driven by the festival’s production cost structure and by write-offs of ticket inventory sold below cost or unsold following event dates.

Cost of service revenue for the three months ended September 30, 2026 and 2025 was $1,927,357 and $1,111,577, respectively, an increase of $815,780 (73.4%), and $7,103,976 and $3,218,978 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $3,884,998 (120.7%). The increases were primarily attributable to increased customer acquisition and marketing investment, principally paid search advertising, supporting the growth in platform transaction volume, together with higher affiliate and partner fees and payment processing and other transaction-based costs that scale with platform activity. Cost of service revenue as a percentage of service revenues was approximately 90.2% and 85.8% for the three months ended September 30, 2026 and 2025, respectively, and approximately 91.7% and 82.3% for the nine-month periods; the increases in the cost ratio reflect the acceleration of customer acquisition spending during the current-year period, while management monitors return on marketing investment and remains focused on improving platform margins.

Total cost of revenue for the three months ended September 30, 2026 and 2025 was $2,502,441 and $1,540,100, respectively, an increase of $962,341 (62.5%), and $12,047,705 and $7,575,995 for the nine months ended September 30, 2026 and 2025, respectively, an increase of $4,471,710 (59.0%), due to the reasons noted above.

Gross Profit (Loss)

The following table presents gross profit (loss):

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Gross profit	$208,949	$189,673	$19,276	10.2%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Gross loss	$(749,248)	$(784,717)	$35,469	4.5%

Gross profit for the three months ended September 30, 2026 and 2025 was $208,949 and $189,673, respectively, an improvement of $19,276 (10.2%), and gross loss was $(749,248) and $(784,717) for the nine months ended September 30, 2026 and 2025, respectively, an improvement of $35,469 (4.5%).

The improvement in the three-month period reflects higher ticket inventory sales and platform transaction volume, partially offset by the decline in service margin resulting from accelerated customer acquisition and marketing investment described under Cost of Revenue above. The improvement in the nine-month period reflects the contribution of the 2026 Country Stampede music festival and the change in the method of estimating the inventory valuation reserve described in Note 5, Inventories, partially offset by the festival’s production cost structure, including the $750,000 headline-artist performance guarantee, continued write-offs of ticket inventory sold below cost or unsold following event dates, and the decline in service margin.

Cost of revenue as a percentage of total revenues was approximately 92.3% for the three months ended September 30, 2026 compared to approximately 89.0% for the three months ended September 30, 2025, and improved to approximately 106.6% from approximately 111.6% for the nine-month periods; cost of revenue continued to exceed total revenues in the nine-month periods. Management’s objective is to reach positive gross margins through festival sponsorship growth, ticket inventory management, pricing discipline on marketplace transactions, and continued cost-containment initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 and 2025 were $2,718,242 and $1,342,874, respectively, representing an increase of $1,375,368 (102.4%), and $5,645,922 and $5,004,806 for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $641,116 (12.8%). The significant components of selling, general and administrative expenses are as follows:

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2026	2025	2026	2025
Research and development expense	—	—	—	—
Selling, advertising and promotional expense	356,207	34,557	869,752	206,049
General and administrative expense	2,362,035	1,308,317	4,776,170	4,798,757

Total	$2,718,242	$1,342,874	$5,645,922	$5,004,806

Research and development expenses. Continuing operations have no research and development expenses in any period presented; research and development activities historically related to the Video Solutions business, whose results are reported within discontinued operations.

Selling, advertising and promotional expenses. Selling, advertising and promotional expenses totaled $356,207 and $34,557 for the three months ended September 30, 2026 and 2025, respectively, representing an increase of $321,650 (930.8%), and $869,752 and $206,049 for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $663,703 (322.1%). The increases reflect higher marketing and promotional activity, primarily related to the 2026 Country Stampede music festival held in June 2026, together with marketing for the TicketSmarter platform.

General and administrative expense. General and administrative expenses totaled $2,362,035 and $1,308,317 for the three months ended September 30, 2026 and 2025, respectively, representing an increase of $1,053,718 (80.5%), and $4,776,170 and $4,798,757 for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of $22,587 (0.5%). The third-quarter increase is primarily attributable to $624,583 of non-cash expense for common stock issued for consulting services, acquisition-related costs and a collaborative arrangement, together with professional fees associated with the proposed acquisition of TFL, LLC. For the nine-month period, these costs were more than offset by a decrease in administrative salaries and continued reductions in headcount, together with lower professional fees, as the Company continues to right-size its expenses relative to its revenues following the dispositions described above.

Operating Loss

For the reasons previously stated, our operating loss was $(2,509,293) and $(1,153,201) for the three months ended September 30, 2026 and 2025, respectively, representing an increase in operating loss of $1,356,092 (117.6%), and $(6,395,170) and $(5,789,523) for the nine months ended September 30, 2026 and 2025, respectively, representing an increase of $605,647 (10.5%). Operating loss as a percentage of revenues was 92.5% for the three months ended September 30, 2026 as compared to 66.7% for the three months ended September 30, 2025, and improved to 56.6% from 85.2% for the nine-month periods.

Interest Income

Interest income increased to $105,184 for the three months ended September 30, 2026, from $17,887 for the three months ended September 30, 2025, and to $237,471 for the nine months ended September 30, 2026, from $95,808 for the nine months ended September 30, 2025, primarily reflecting interest on the promissory notes received as partial consideration in connection with the January 2026 sale of Nobility Healthcare and the August 2026 sale of the Video Solutions business, including amortization of the related discounts.

Interest Expense

We incurred interest expense of $50,894 and $90,697 during the three months ended September 30, 2026 and 2025, respectively, representing a decrease of $39,803 (43.9%), and $146,992 and $960,250 for the nine months ended September 30, 2026 and 2025, respectively, representing a decrease of $813,258 (84.7%). The decrease is primarily attributable to the 2025 repayment of the senior secured promissory notes and merchant advances, which carried significant debt discount amortization, together with the conversion of the 2025 Secured Notes to common stock during the three months ended March 31, 2026, which eliminated future interest expense on those instruments. Interest expense in 2026 consists primarily of non-cash amortization of the discount on the note payable – related party and interest and discount amortization on the EIDL loan and the unsecured promissory notes.

Other Income

The Company recognized other income of $21,425 and $217,136 for the three months ended September 30, 2026 and 2025, respectively, and $41,917 and $252,603 for the nine months ended September 30, 2026 and 2025, respectively.

Change in Fair Value of Investment in Equity Securities

The Company recorded a loss of $237,320 for the three and nine months ended September 30, 2026 on the remeasurement to fair value of the preferred stock received as partial consideration in the sale of the Video Solutions business. There was no comparable item in the prior-year periods. See Note 8, Other Assets, and Note 10, Fair Value Measurement.

Loss on Litigation Settlement

During the three months ended June 30, 2026, the Company recorded a charge of $984,000 in respect of the settlement of litigation with a former consultant of Kustom 440, Inc., comprising $600,000 payable in cash and $384,000 representing the fair value of 30,000 shares of the Company’s common stock issuable to the plaintiff, which were issued on August 7, 2026. There was no comparable charge in the prior-year periods. See Note 13, Commitments and Contingencies.

Gain on Extinguishment of Liabilities

The Company recorded gains on the extinguishment of liabilities of $-0- and $13,275 for the three months ended September 30, 2026 and 2025, respectively, and $63,259 and $2,243,991 for the nine months ended September 30, 2026 and 2025, respectively. The 2026 gain was recognized during the three months ended March 31, 2026 and reflects discounts received in connection with the negotiated settlement of outstanding payables. The 2025 gains principally reflect discounts received in connection with the negotiated settlement of outstanding payables and contract liabilities during the three months ended March 31, 2025.

Change in Fair Value of Derivative Liabilities

The change in fair value of derivative liabilities was a gain of $10 and a gain of $839 for the three months ended September 30, 2026 and 2025, respectively, and a loss of $(289,351) and a gain of $3,373,919 for the nine months ended September 30, 2026 and 2025, respectively. The 2026 nine-month loss relates primarily to the increase in the fair value of the bifurcated conversion feature of the 2025 Secured Notes through the dates of conversion during the three months ended March 31, 2026, at which point the aggregate fair value of $1,142,191 was reclassified to additional paid-in capital; the remaining warrant derivative liability of $4 at September 30, 2026 consists of a Series B warrant measured at the closing market price of the common stock. The 2025 gains related primarily to declines in the fair value of the warrant derivative liabilities associated with the February 2025 public equity offering and the June 2024 offering. See Note 10, Fair Value Measurement, and Note 15, Common Stock Purchase Warrants.

Income (loss) before Income Tax Benefit

As a result of the above, we reported a loss before income taxes from continuing operations of $(2,670,888) for the three months ended September 30, 2026, compared to $(994,761) for the three months ended September 30, 2025, and a loss of $(7,710,186) for the nine months ended September 30, 2026, compared to a loss of $(783,452) for the nine months ended September 30, 2025.

Income Tax Benefit

We recorded no income tax expense or benefit for any period presented. The effective tax rate varied from the expected statutory rate due to our continuing to provide a 100% valuation allowance on net deferred tax assets, which we have determined to maintain as of September 30, 2026 because of recurring operating losses. We had approximately $159,790,000 of federal net operating loss carryforwards and $1,685,000 of research and development tax credit carryforwards as of September 30, 2026 available to offset future net taxable income. See Note 12, Income Taxes.

Net Loss From Continuing Operations

As a result of the above, we reported a net loss from continuing operations of $(2,670,888) for the three months ended September 30, 2026, compared to $(994,761) for the three months ended September 30, 2025, an increase of $1,676,127, and a net loss from continuing operations of $(7,710,186) for the nine months ended September 30, 2026, compared to $(783,452) for the nine months ended September 30, 2025, an increase of $6,926,734. The nine-month 2025 period included significant non-recurring gains, including a $3,373,919 gain on the change in fair value of derivative liabilities and a $2,243,991 gain on extinguishment of liabilities.

Net Income (Loss) From Discontinued Operations

The Company recognized income from discontinued operations of $5,017,203 for the three months ended September 30, 2026, compared to $31,419 for the three months ended September 30, 2025, and a loss from discontinued operations of $(375,582) for the nine months ended September 30, 2026, compared to a loss of $(402,012) for the nine months ended September 30, 2025. The loss for the nine months ended September 30, 2026 consists of the following components: (i) the $(4,013,669) first-quarter loss on the disposition of Nobility Healthcare; (ii) $(416,201) of cumulative provisional earn-out adjustments to the note receivable, including a gain of $22,852 recognized during the three months ended September 30, 2026; (iii) $(1,011,478) of operating losses of the Video Solutions business, of which $(71,415) was recorded during the three months ended September 30, 2026; and (iv) the $5,065,766 gain on the sale of the Video Solutions business, net of costs to sell, recognized during the three months ended September 30, 2026. The 2025 amounts represent the operating results of both businesses prior to their dispositions. See Note 22, Discontinued Operations.

Net Income (Loss) Attributable to Noncontrolling Interests – Discontinued Operations

Net income attributable to noncontrolling interests, representing the 49% interest in Nobility Healthcare held by third parties, was $58,525 and $118,133 for the three and nine months ended September 30, 2025, respectively, and is included within discontinued operations. The Company has no noncontrolling interests as of September 30, 2026.

Net Loss Attributable to Common Stockholders

As a result of the above, we reported net income attributable to common stockholders of $2,346,315 for the three months ended September 30, 2026, compared to a net loss of $(1,021,867) for the three months ended September 30, 2025, an improvement of $3,368,182, reflecting primarily the gain on the sale of the Video Solutions business, and a net loss of $(8,085,768) for the nine months ended September 30, 2026, compared to $(1,303,597) for the nine months ended September 30, 2025, an increase in net loss of $6,782,171, reflecting primarily the loss on the disposition of Nobility Healthcare and the non-recurrence of the 2025 gains described above, partially offset by the gain on the sale of the Video Solutions business.

Basic and Diluted Income/(Loss) per Share

The basic and diluted loss per share from continuing operations was $(5.13) for the three months ended September 30, 2026, compared to $(86.38) for the three months ended September 30, 2025, and $(35.44) for the nine months ended September 30, 2026, compared to $(126.31) for the nine months ended September 30, 2025. The basic and diluted income (loss) per share from discontinued operations was $9.64 and $(2.35) for the three months ended September 30, 2026 and 2025, respectively, and $(1.73) and $(83.86) for the nine months ended September 30, 2026 and 2025, respectively, resulting in net basic and diluted income per share attributable to common stockholders of $4.51 and a net loss per share of $(88.73) for the three months ended September 30, 2026 and 2025, respectively, and a net loss per share of $(37.16) and $(210.17) for the nine months ended September 30, 2026 and 2025, respectively. All outstanding stock options, common stock purchase warrants, and other potentially dilutive securities were considered antidilutive and therefore excluded from the calculation of diluted income (loss) per share for all periods presented. See Note 16, Stockholders’ Equity, regarding the reverse stock splits.

Liquidity and Capital Resources

Overall:

Management’s Liquidity Plan: The Company has incurred net losses and negative cash flows from operating activities since inception. The Company incurred a net loss of $8,085,768 for the nine months ended September 30, 2026, including a loss from continuing operations of $7,710,186, used $4,833,195 of cash in operating activities of continuing operations, and had an accumulated deficit of $149,812,789 as of September 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of issuance of these condensed consolidated financial statements. In response, management has implemented and continues to implement plans intended to mitigate these conditions, including (i) continued access to the Company’s ELOC providing up to $25,000,000 over a 36-month term, under which approximately $19.4 million remained available as of September 30, 2026, subject to the terms and conditions of the facility and applicable Nasdaq rules, (ii) the sale of the Video Solutions business, completed on August 3, 2026, under which the Company received cash consideration of $1,250,000 together with a $4,250,000 secured promissory note and preferred stock of the buyer, (iii) the January 2026 divestiture of Nobility Healthcare, which eliminated the operating losses and working capital requirements of the Revenue Cycle Management business, and (iv) ongoing cost-reduction initiatives. Management’s plans are not entirely within the Company’s control, including the availability of the ELOC, which depends in part on the market price and trading volume of the Company’s common stock and continued listing on Nasdaq, and there can be no assurance that the Company will be successful in restoring positive cash flows and profitability, or that it will be able to raise additional financing on terms acceptable to the Company. Notwithstanding these measures, substantial doubt about the Company’s ability to continue as a going concern has not been alleviated as of the date of issuance of these condensed consolidated financial statements.

Cash, cash equivalents: As of September 30, 2026, we had cash and cash equivalents of $1,715,820, compared to $757,369 as of December 31, 2025, representing a net increase of $958,451. The changes in cash during the nine months ended September 30, 2026 resulted from the following cash flow activities:

	Nine months ended September 30,
	2026	2025
Net cash used in operating activities – continuing operations	$(4,833,195)	$(7,728,061)
Net cash used in operating activities – discontinued operations	(150,571)	(1,268,370)
Net cash provided by (used in) investing activities – continuing operations	1,132,584	(284,750)
Net cash used in investing activities – discontinued operations	(12,074)	(64,569)
Net cash provided by financing activities – continuing operations	4,821,707	9,684,796
Net increase in cash and cash equivalents	$958,451	$339,046

●	Operating activities:	$4,833,195 of net cash used in operating activities from continuing operations for the nine months ended September 30, 2026, compared to $7,728,061 for the nine months ended September 30, 2025. Net cash used in operating activities in 2026 reflects the net loss from continuing operations, adjusted for non-cash items including common stock issued for services and in settlement of litigation, the change in fair value of derivative liabilities and of the investment in equity securities, stock-based compensation and non-cash interest, and changes in operating assets and liabilities. The prior-period comparative reflected significant non-cash adjustments, including a $(3,373,919) gain on change in fair value of derivative liabilities, a $(2,243,991) gain on extinguishment of liabilities, and $751,570 of non-cash interest expense, together with significant reductions in accounts payable funded by proceeds from the February 2025 public equity offering. Net cash used in operating activities of discontinued operations was $150,571 for the nine months ended September 30, 2026, compared to $1,268,370 for the nine months ended September 30, 2025.

●	Investing activities:	$1,132,584 of net cash provided by investing activities from continuing operations for the nine months ended September 30, 2026, compared to $284,750 of net cash used in investing activities from continuing operations for the nine months ended September 30, 2025. Investing activities during the nine months ended September 30, 2026 consisted of $1,250,000 of proceeds from the sale of the Video Solutions business, $100,000 of proceeds received in connection with the Nobility Healthcare disposition and $118,436 of principal collected on the Nobility Healthcare promissory note, partially offset by $287,120 of capital expenditures for property, plant and equipment and $48,732 of purchases of intangible assets. Net cash used in investing activities of discontinued operations was $12,074 for the nine months ended September 30, 2026, compared to $64,569 for the nine months ended September 30, 2025.

●	Financing activities:	$4,821,707 of net cash provided by financing activities for the nine months ended September 30, 2026, compared to $9,684,796 for the nine months ended September 30, 2025. Financing activities during the nine months ended September 30, 2026 consisted of $4,979,698 of net proceeds from issuances of common stock under the ELOC and $250,000 of proceeds from an unsecured promissory note, partially offset by $360,347 of payments of equity issuance costs, $45,000 of principal payments on the unsecured promissory notes and $2,644 of payments on the EIDL loan. The prior-year period consisted primarily of $14,308,300 of net proceeds from the February 2025 public equity offering and $610,000 of net proceeds from the September 2025 senior secured convertible notes, partially offset by $3,600,000 of repayments of senior secured promissory notes and $1,922,750 of repayments of merchant advances.

The net result of these activities was an increase in cash of $958,451 for the nine months ended September 30, 2026.

Working Capital

As of September 30, 2026, the Company had $1,715,820 of cash and cash equivalents and a net negative working capital position of $(1,290,000), compared to a net negative working capital position of $(1,496,587) as of December 31, 2025. Excluding amounts classified as held for sale, the Company’s working capital position as of December 31, 2025 was $(4,487,145), representing an improvement of $3,197,145 as of September 30, 2026. The improvement in working capital was primarily driven by proceeds from issuances of common stock under the ELOC, the cash and the current portion of the promissory notes received in the sales of the Video Solutions business and Nobility Healthcare, and the conversion of the 2025 Secured Notes into common stock, including the extinguishment of the associated derivative liabilities upon conversion, partially offset by the accrued litigation settlement.

Accounts receivable, other receivables, and the current portion of notes receivable represented $1,327,147 of working capital at September 30, 2026. Management intends to collect outstanding receivables on a timely basis, which is expected to provide additional cash flow to support continuing operations. Inventories, consisting of ticket inventory, represented $206,547 of working capital as of September 30, 2026. The Company actively manages ticket inventory levels against event dates, as unsold ticket inventory is written off following the related event date.

Lease Commitments and Other Contractual Obligations:

Total lease expense under the Company’s operating leases related to continuing operations was $64,957 and $195,681 during the three and nine months ended September 30, 2026, respectively. As of September 30, 2026, operating lease obligations totaled $819,655, of which $200,240 is current, with undiscounted minimum future lease payments of $946,842, including $64,142 payable during the remainder of 2026. See Note 13, Commitments and Contingencies.

During the nine months ended September 30, 2026, the Company incurred capital expenditures of $287,120, consisting primarily of purchases of property, plant and equipment. The Company does not currently have any material commitments for capital expenditures beyond normal course of business activity.

The Company has agreed to pay 4% of future gross proceeds raised under its equity line of credit through February 14, 2028, pursuant to a settlement agreement entered into with Aegis Capital Corp. in January 2026. During the nine months ended September 30, 2026, the Company paid $245,347 under this arrangement. The Company’s estimate with respect to the maximum reasonably possible future obligation under this arrangement is approximately $774,000, based upon the remaining undrawn commitment of the facility as of September 30, 2026. This obligation is strictly contingent upon the Company’s discretionary future use of the facility. See Note 13, Commitments and Contingencies, for additional details.

The Company is also party to a Unit Purchase Agreement for the acquisition of TFL, LLC under which, if the transaction closes, the Company would pay $89.6 million in cash, subject to adjustment, repay up to $35.0 million of TFL’s indebtedness and issue $22.4 million of common stock; closing is conditioned on, among other things, the Company obtaining sufficient financing. See Note 13, Commitments and Contingencies, and Note 23, Subsequent Events.

Debt obligations - As of September 30, 2026, debt obligations related to continuing operations totaled $735,852, net of unamortized discount of $132,587, of which $601,055 is current, consisting of the EIDL loan of $138,439 and unsecured promissory notes of $730,000. Principal payments of $480,898 are due during the remainder of 2026 and $253,677 during 2027. See Note 9, Debt Obligations. The foregoing excludes the related party note payable to a trust affiliated with a TicketSmarter officer with a net carrying value of $439,011 as of September 30, 2026 ($0 current, $439,011 long-term). See Note 17, Related Party Transactions, for additional details.

Litigation

We are party to various lawsuits and claims arising in the ordinary course of business. While the ultimate resolution is unknown, we do not expect that these lawsuits will individually, or in the aggregate, have a material adverse effect on our results of operations, financial condition or cash flows. However, the outcome of any litigation is inherently uncertain and there can be no assurance that any expense, liability or damages that may ultimately result from the resolution of these matters will be covered by our insurance or will not be in excess of amounts recognized or provided by insurance coverage and will not have a material adverse effect on our operating results, financial condition or cash flows. During 2026, we settled the Kustom 440 former-consultant matter, recording a charge of $984,000 in the second quarter, and obtained a default judgment of $1,120,004 against Pharmaxx Medical, Inc. in the third quarter, for which no gain has been recognized; we are a defendant in the Noota Music matter, which seeks approximately $350,000, and the First Insurance Funding collection case, which claims $165,890, and have recorded no liability for either. See Note 13, Commitments and Contingencies, to the condensed consolidated financial statements and Part II, Item 1, “Legal Proceedings,” of this Quarterly Report on Form 10-Q for information on our litigation.

Critical Accounting Estimates

Our critical accounting estimates are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2025. During the nine months ended September 30, 2026, we changed the method used to estimate the inventory valuation reserve for ticket inventory, as described in Note 5, Inventories, and began applying estimates of the fair value of notes receivable and other consideration received in connection with the dispositions of Nobility Healthcare and the Video Solutions business, including the earn-out adjustments to the Nobility Healthcare note, as described in Note 3, Notes Receivable, Note 10, Fair Value Measurement, and Note 22, Discontinued Operations. There have been no other material changes to our critical accounting estimates.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) under the Exchange Act. The Company, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of such disclosure controls and procedures for this Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026 to provide reasonable assurance that material information required to be disclosed by the Company in this Report was recorded, processed, summarized and communicated to the Company’s management as appropriate and within the time periods specified in SEC rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the three months ended September 30, 2026 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 3. Defaults upon Senior Securities.

There were no defaults upon senior securities during the three months ended September 30, 2026 that were not disclosed by the Company on a Current Report on Form 8-K.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

(a)	Exhibits:

Exhibit Number	Description of Exhibit
3.1	Certificate of Change to the Articles of Incorporation of Digital Ally, Inc., effective on January 8, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the SEC on January 8, 2026).
3.2	Certificate of Amendment to the Articles of Incorporation of Kustom Entertainment, Inc., effective on January 8, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K with the SEC on January 8, 2026).
3.3	Amendment to the Amended and Restated Bylaws of Kustom Entertainment, Inc., effective on January 8, 2026 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K with the SEC on January 8, 2026).
3.4	Certificate of Change to the Articles of Incorporation of Kustom Entertainment, Inc., effective on April 22, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K with the SEC on April 22, 2026).
3.5	Certificate of Change to the Articles of Incorporation of Kustom Entertainment, Inc., effective October 1, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 5, 2026).
3.6*	Certificate of Amendment to Kustom Entertainment, Inc.’s Articles of Incorporation, effective November 4, 2026.
10.1	Amendment No. 1 and Forbearance / Extension Agreement to Asset Purchase Agreement, dated July 23, 2026, by and between Kustom Entertainment, Inc. and Cycurion, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 27, 2026).
10.2	Secured Promissory Note, dated August 3, 2026, issued by Cycurion, Inc. to Kustom Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2026).
10.3	Security Agreement, dated August 3, 2026, by and between Cycurion, Inc. and Kustom Entertainment, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2026).
10.4	Registration Rights Agreement, dated August 3, 2026, by and between Cycurion, Inc. and Kustom Entertainment, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2026).
10.5	Second Amendment to Common Stock Purchase Agreement, dated August 3, 2026, by and between Kustom Entertainment, Inc. and Yield Point NY LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2026).
10.6	Unit Purchase Agreement, dated August 31, 2026, by and among Kustom Entertainment, Inc., TFL, LLC, the sellers party thereto and the sellers’ representative (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2026).
31.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certificate of Stanton E. Ross pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.
32.2	Certificate of Thomas J. Heckman pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*Filed herein.

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2026

KUSTOM ENTERTAINMENT, INC.

By:	/s/ Stanton E. Ross
Name:	Stanton E. Ross
Title:	Chief Executive Officer

By:	/s/ Thomas J. Heckman
Name:	Thomas J. Heckman
Title:	Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

